Form 10-K405
period 2000-01-31
SKILLSOFT CORP
filed 2000-05-01
CIK 1094451

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED JANUARY 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           COMMISSION FILE 000-28823

                             SKILLSOFT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                   02-0496115
        (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)
            20 INDUSTRIAL PARK DRIVE                             03062
             NASHUA, NEW HAMPSHIRE
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (603) 324-3000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                (TITLE OF CLASS)
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant was $72,947,031 based on the closing price of the Common Stock as of February 29, 2000.

     On February 29, 2000, the Registrant had outstanding 13,060,340 shares of Common Stock, $.001 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file with the Securities and Exchange Commission a definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on June 9, 2000. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. -- BUSINESS

     This Business section and other parts of this Form 10-K contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K.

GENERAL

     SkillSoft is a provider of training courses that are accessible by users through corporate intranets or remotely through the internet. SkillSoft's courses are targeted at large companies and cover a variety of professional effectiveness and business topics (commonly called soft skills). All of SkillSoft's courses and support tools have been specifically designed to take advantage of the benefits offered by the internet and the Web-based environments of SkillSoft's customers and are accessible through standard Web browsers, which are common software applications that allow users to access and interact with Web sites. This enables the users of SkillSoft's products to access the material they need, with the specificity or breadth that they require, anytime or anywhere that they may need it. SkillSoft's customers receive comprehensive training and support solutions for their employees, comprised of:

     - SkillSoft's library of 225 courses, which encompasses a wide array of professional effectiveness skills and business topics; and

     - SkillSoft's Web-based job performance support tools, such as Search-and-Learn technology, Online Mentoring, and Online Job Aids.

BACKGROUND

     The increasing acceptance of the internet and the proliferation of Web browsers at work, at home and in laptop computers have dramatically changed many businesses and business processes, creating exciting opportunities to serve customers better, faster and more cost-effectively. SkillSoft believes that new technological capabilities of the internet, such as search engines, which allow a user to quickly locate and access information without having to know where that information resides, and hypertext links, which allow a user to use a computer mouse to click on highlighted text in one electronic document to locate and display other electronic documents, coupled with dramatically increased connectivity for workers, have created an opportunity to comprehensively change the way that organizations and their employees view and implement training and education. By providing real-time accessibility and user-focused specificity, SkillSoft believes that Web-based training will change the training and education process from a distinct event -- often off-site and limited in scope -- to a process of continuous learning for employees. Given the rising needs for training in increasingly complex working environments, SkillSoft believes that a properly designed and deployed Web-based training resource can effectively address the needs of companies seeking a comprehensive, enterprise-wide training solution.

PRODUCTS

  Courses

     SkillSoft's comprehensive library of Web-based courses encompasses a wide array of professional effectiveness skills and business topics. SkillSoft offers 225 courses which are currently divided into two categories: Professional Effectiveness and Business Expertise. Within these categories, SkillSoft offers courses on the following curricula:

PROFESSIONAL EFFECTIVENESS                                  BUSINESS EXPERTISE
Management                                                  Finance
Leadership                                                  Marketing
Team Building                                               Sales
Communication                                               Strategic Planning
Personal Development                                        Human Resources
Customer Service                                            Knowledge Management
Project Management                                          Operations

     Each of these curricula includes a number of series of courses. For example, within the Project Management curriculum are series entitled "Professional Project Management," "Advanced Risk Assessment for Project Management" and "Advanced Project Scope, Time and Cost Management." Each series is in turn comprised of three to eight individual courses, which are generally two to three hours in length. Courses cover a number of different lessons, and each lesson encompasses a number of different topics. All of SkillSoft's courses are organized in a modular format, allowing users to take the entire course, or only those portions of it that are relevant to them.

     SkillSoft's courses are currently available in English. SkillSoft is in the process of developing a localized version of some of SkillSoft's courses for use in the United Kingdom and other English-speaking markets (such as Australia and South Africa).

  The SkillSoft Instructional Design Model

     All courses are developed using SkillSoft's Instructional Design model, which is based on proven concepts for performance-oriented learning. The Instructional Design model draws heavily from adult learning theory and emphasizes motivation, topic relevance, self-management, problem solving, mastery learning and role-playing. SkillSoft believes that its consistent use of this model in designing its courses not only improves the efficacy of its courses, but also makes the development of additional courses more efficient.

     The key components of SkillSoft's Instructional Design model are:

     - Consistent, intuitive graphical user interface -- SkillSoft's courses employ a graphical user interface, consistent across all of its courses, that emphasizes simplicity and clarity to help ensure that employees can take SkillSoft's courses with minimal assistance. SkillSoft's graphical user interface incorporates features that allow users to interact easily and intuitively with its programs and makes rich use of color, illustrations and photographs.

     - Variety of instructional media -- SkillSoft's courses all include audio instruction, which can increase attention and retention for many users. Audio is especially important for SkillSoft's behavior modeling and RolePlay simulations. SkillSoft's courses also incorporate photographs, charts and other graphics where appropriate to support and clarify the instruction and focus attention on key training points.

     - Practice and interaction -- SkillSoft's courses engage users by requiring them to perform practice exercises and providing them with feedback on their performance. The courses also include self-evaluation strategies that engage the learner with the course content on a more individualized level.

     - Integrated assessment strategy -- SkillSoft's testing strategy includes both pre-assessment and post-assessment components. Pre-assessment features are placed at the beginning of each lesson and are designed to quickly identify the content the learner already knows. Post-assessment, or mastery, occurs at the end of each lesson and evaluates the learner's mastery of the objectives after instruction.

     - Behavior modeling -- SkillSoft believes that observing and modeling the behaviors, skills and attitudes of others is a key ingredient in learning soft skills such as leadership and customer service. SkillSoft's courses present examples, or "models," of behaviors and then ask users to rehearse these new behaviors through practice exercises and case studies.

     - RolePlay simulations -- SkillSoft's innovative RolePlay feature, which it incorporates into some courses where behavioral practice is particularly relevant, presents users with realistic interactive simulations of everyday workplace situations. Each simulation has multiple possible outcomes, depending upon the user's responses.

     - Accelerated Path -- This feature enables users of SkillSoft's courses to create an individualized learning sequence through the course content based on their demonstrated mastery of topic objectives. This helps ensure that users do not spend time on topics for which they do not need training.

     - Performance-oriented instruction -- SkillSoft's courses focus on achieving defined outcomes that are stated in terms of cognitive and affective objectives. Instructional strategies are chosen to support achievement of those objectives and assessments are used to evaluate learner achievement of those objectives.

  Web-Based Performance Support

     SkillSoft's Web-based architecture and deployment strategy enables it to provide a number of features to support users in their learning. Examples include:

     - Search-and-Learn technology, which adapts the concept of Web search engines to SkillSoft's training resources. Using Search-and-Learn technology, users can perform keyword-based, intelligent searches covering their company's entire library of licensed SkillSoft courses. SkillSoft's software presents them with a list of the specific courses and topics that match their identified training needs, enabling them to directly access that information -- when and where they need it. This intelligent search capability is designed to locate the relevant sections of course content rather than every mention of the word in any course.

     - Online Job Aids, which are primers or sample documents that are accessible online and can be used both to supplement the basic course content or as "refresher" materials. SkillSoft's customers can easily modify the Online Job Aids to customize them to meet the specific needs of the customer or its employees by using word processors or editors that work with Hyper Text Markup Language, referred to as HTML (a standard used by Web browsers to render electronic documents on a computer screen).

     - Online Mentoring, which enables a user to ask questions relating to either the course materials or the general subject matter of the course and receive e-mail responses (generally within 24 hours) from experts in the field.

     - NetUniversity, which is a Web-based software application that permits course users to access a wide variety of learning resources over the Web and enables training administrators to control, monitor and generate reports on the use of training courses -- either SkillSoft's or those of other vendors -- by employees throughout the enterprise.

  Web-Based Deployment

     SkillSoft's products incorporate the latest Web technologies that it believes substantially improves its product performance. SkillSoft's courses and support tools are developed using cross-platform technologies such as HTML and the computer programming languages Java and JavaScript. To reduce the risk of technical problems that would limit access to SkillSoft's training materials, its products do not use "plug-in" software, which is software written for specific computer processors and operating systems and must be installed on the user's computer for use in conjunction with a web browser. In addition, SkillSoft's products employ advanced techniques to reduce the size of data files and to retrieve and store quickly accessible copies of text, audio and graphic files, which allows SkillSoft's products to deliver high-quality performance within the limitations on the amount of data customers' corporate intranets and internet connections can handle at any given time. SkillSoft's technology enables it to provide these advantages to all users, not just those with the most powerful computers, quickest modems and highest resolution monitors.

     SkillSoft has created a number of different options for customers to make its courses available throughout their organization, which are designed to address the needs of a customer, regardless of its network structure or the location and network access of its employees. Users of its courses can access them via a Web browser while at work, at home or while traveling, and can access them whenever, and for as long as, they desire. SkillSoft's deployment technologies make it possible to scale up the use of its products to address the expanding training needs of large organizations. Deployment options include:

     - NetPlay, for users with browser access over a corporate intranet.

     - NetDownload, which allows users to select either an entire course, or desired portions of it, download it to their personal computer and take the course off-line.

     - NetPlay with Local Player, which permits users to download SkillSoft's course player and access the licensed library from their local computers outside of their corporate network. These users access courses by connecting to their company's Web servers via a dial-in connection or over the internet, or by connecting via the internet to a Web server managed by SkillSoft on behalf of their company. Local Player is designed to optimize delivery for users with slower home internet connections while also enabling those users to take advantage of SkillSoft's Web-based performance support tools.

     - CD-ROMs, for users without access to a network.

     SkillSoft also offers hosting services for companies who prefer to have users access its courses from SkillSoft-managed servers via the internet rather than host the courses on their own intranet. For many customers, this option can significantly simplify and shorten the implementation process.

  Course Content and Development

     SkillSoft develops all of its courses in cooperation with outside organizations that provide content and assemble the courses. SkillSoft generally works with three to six outside content providers. These organizations supply the content of its courses based upon a jointly defined outline and assemble courses using SkillSoft's course development toolkit and following SkillSoft's Instructional Design model. The course development process is a collaborative exercise between SkillSoft and its outside content providers, and the development of a series of six courses typically takes 24 to 30 weeks.

     SkillSoft currently has agreements with seven developers, pursuant to which the developer agrees to develop a number of courses from either their own content, SkillSoft content or content that SkillSoft has licensed. Most developers generally develop from five to ten courses at a set price per course. SkillSoft also may engage the developer to supply additional courses.

     SkillSoft currently has agreements with six content providers. Under most of SkillSoft's agreements, the content provider assigns all of its right, title and interest in the course and course materials to SkillSoft. Under two agreements, the content provider licenses the content to SkillSoft in exchange for royalty payments.

     SkillSoft's course development software tools are a key element of its business strategy. By requiring that SkillSoft's content providers use SkillSoft's toolkit rather than commercially available authoring and development software, SkillSoft ensures that all its courses -- even those being developed by different content providers -- incorporate its Instructional Design model, its "look-and-feel" standards and the Web-based deployment features that SkillSoft requires in its courses. This toolkit also enables its content providers to develop courses more quickly, which improves SkillSoft's speed-to-market and lowers its course development costs. Owning its course development toolkit technology enables SkillSoft to enhance its toolkit whenever and however SkillSoft sees fit as SkillSoft responds to large customer opportunities, potential competitive threats and changing market conditions.

  Product Pricing

     The pricing for SkillSoft's courses varies based upon the number of course titles licensed by a customer, the number of users within the customer's organization and the length of the license agreement (generally one, two or three years). SkillSoft's license agreements permit customers to exchange course titles, generally on the contract anniversary date. Some of its features, such as Online Mentoring and extranet hosting, are separately licensed for an additional fee.

SERVICES AND SUPPORT

     SkillSoft offers a broad range of support and services to its customers through its professional services organization. SkillSoft believes that providing a high level of customer service and technical support is necessary to achieve rapid product implementation, customer satisfaction and continued revenue growth.

     Installation support. SkillSoft has application engineers available to assist customers with the installation of its products. These engineers test the software and courses within the customer's network to ensure that they run successfully both on the network and at employees' computers.

     Implementation consulting. SkillSoft employs implementation consultants to assist customers in planning and implementing their training programs. These individuals offer expertise in establishing training success criteria, planning internal marketing programs and communicating with course users. These implementation consultants work in close coordination with SkillSoft's application engineers and sales representatives and are an important component of SkillSoft's efforts to monitor and ensure customer satisfaction.

     Technical support. SkillSoft also provides telephone support to its customers through its technical support engineers. They are available to assist customers seven days per week between the hours of 6:00 a.m. and midnight, Eastern time.

     Given the nature of SkillSoft's product offerings, these services and support do not require significant resources. As of January 31, 2000, SkillSoft's professional services organization consisted of 13 people.

SALES AND MARKETING

     SkillSoft uses a multi-prong sales strategy, consisting of

     - a direct sales force for larger accounts;

     - a telesales force for smaller accounts and lead generation; and

     - resellers for mid-sized accounts and some international markets.

     SkillSoft believes this strategy enables it to focus its resources on the largest sales opportunities, while simultaneously leveraging the contacts and employees of its resellers to address opportunities that may not be cost-effective for SkillSoft to pursue directly.

     As of January 31, 2000, SkillSoft employed 77 sales professionals, telesales, and sales management. Each account executive reports to a regional sales vice president who is responsible for revenue growth and expense control for his or her area. SkillSoft presently employs two regional sales vice presidents in the United States, a Director of Channel Sales and a Vice President/Managing Director of International Sales and Marketing, each of whom reports to SkillSoft's Vice President, Worldwide Sales and Marketing. SkillSoft also has a sales executive focused exclusively on educational institutions. SkillSoft's sales professionals have backgrounds at companies such as SmartForce, NETg, Xebec, PeopleSoft and Ziff-Davis, as well as extensive contacts at the corporate customers that SkillSoft targets. The sales process for an initial sale to a large customer typically ranges from three to twelve months and often involves a coordinated effort among a number of groups within SkillSoft's organization.

     SkillSoft uses sophisticated salesforce automation software to track each prospect and customer through a sales cycle covering the following seven stages: prospect, qualify, discovery, evaluation, proposal, negotiate and close. Each step of the sales cycle has certain exit criteria that must be satisfied before the prospect can progress to the next stage. SkillSoft's senior sales executives meet once each quarter with its regional sales vice presidents and their account executives to assess their 90-day forecast, 120-day pipeline development and longer term territory strategy. SkillSoft's regional sales vice presidents and their account executives typically meet weekly throughout the quarter to review progress toward quarterly goals and longer term business objectives and for coaching sessions.

     SkillSoft's products are resold by a number of leading education technology vendors, including Click2Learn, Achievement Tec Inc., IBM and First Class Systems. SkillSoft has established and is developing reseller arrangements with internet commerce sites focused on training and education, such as Headlight.com and Fatbrain.com, as well as internet portals such as AltaVista through WorkLife Solutions, Inc. SkillSoft has also established a reseller arrangement with Delmar, a division of Thompson Learning, under which Delmar will resell SkillSoft's courses, principally to educational institutions such as junior colleges, vocational schools and high schools.

     Through January 31, 2000, substantially all of SkillSoft's revenue was generated within the United States. SkillSoft recently opened an office in the United Kingdom in September 1999, which will serve as the hub of its international operations. Although SkillSoft expects to employ a direct sales force in the United Kingdom and Australia, its strategy is to address other international markets -- such as continental Europe and the Far
East -- primarily through resellers, with the goal of penetrating English-speaking markets in those areas.

     SkillSoft's marketing organization utilizes a variety of programs to support its sales team. As of January 31, 2000, SkillSoft's marketing organization consisted of five employees. SkillSoft's marketing programs include:

     - telemarketing;

     - product and strategy updates with industry analysts;

     - articles in the trade press;

     - public relations activities and speaking engagements;

     - printed promotional materials;

     - promotional materials on SkillSoft's Web site;

     - "roadshow" tours, seminars and trade shows; and

     - monthly online discussions, using "chat room" technology, on subjects such as the successful implementation of Web-based training programs.

CUSTOMERS

     SkillSoft markets its courses primarily to large businesses, governmental organizations and educational institutions. SkillSoft believes the subject matter of its courses has appeal across a wide range of business sectors, including technology, financial services, telecommunications and manufacturing.

     GTE accounted for 21.5% of SkillSoft's revenue for the fiscal year ended January 31, 2000. No other customer accounted for more than 10% of its revenue for that year.

PRODUCT DEVELOPMENT

     SkillSoft devotes substantial resources to the development of new and innovative technologies that increase the effectiveness of its courses and that support emerging Web standards. SkillSoft's future success will depend in part on its ability to anticipate and respond to changes in technologies and customer demands, enhance the technological features of its courses, and develop and introduce new course titles.

     SkillSoft's product development efforts are focused primarily on enhancing its Web-based architecture and technologies and its Instructional Design model that underlies the development and structure of all of its courses.

     The content for SkillSoft's courses is supplied by outside parties working in cooperation with SkillSoft's product development personnel.

     As of January 31, 2000, SkillSoft had 26 employees engaged in product development and production activities. SkillSoft also utilizes independent contractors for some product development work. SkillSoft expects to continue to commit significant resources to research and development in the future. To date, all research and development expenses have been expensed as incurred.

COMPETITION

     The market for soft skills education and training products is fragmented and highly competitive. SkillSoft expects that competition in this market will increase substantially in the future for the following reasons:

     - The expected growth of this market.

     - The low barriers to entry. In particular, SkillSoft does not believe that proprietary technology is an important competitive factor in this market.

     - SkillSoft's course content providers are often not prohibited from developing courses on similar topics for other companies.

     - The fragmented nature of the competitive landscape, including many small competitors in the technology-based segment of the market.

     One source of competition for SkillSoft's products is the internal educational and technological personnel of its potential customers. If an organization decides to use external providers to supply some or all of its training, SkillSoft's principal sources of competition are:

     - Providers of traditional classroom instruction. Many of the companies in this category are attempting to adapt their courses to a non-instructor-led format suitable for access via Web browsers.

     - Providers of CD-ROM training courses.

     - Suppliers of online information technology training courses that are attempting to take advantage of their current technology and customer base and expand into the soft skills market. Examples of competitors in this group are Harcourt General (through subsidiaries such as Drake Beam Morin, NETg and Knowledge Communications), SmartForce (through its Knowledge Well and Tarragon businesses) and McGraw Hill (through its Xebec subsidiary).

     SkillSoft believes that the principal competitive factors in the soft skills training market include:

     - the breadth and depth of the course content;

     - performance support and other features of the training solution;

     - adaptability, flexibility and scalability of the training products offered;

     - the deployment options offered to customers;

     - customer service and support;

     - price/value relationship;

     - relationships with the customer; and

     - corporate reputation.

     Although SkillSoft believes that it currently competes favorably with respect to those factors, there can be no assurance that it can maintain or improve its competitive position. Many of SkillSoft's current and potential competitors have longer operating histories, greater name recognition and greater financial, technical, sales, marketing, support and other resources than we do. Increased competition may result in lost sales and may force SkillSoft to lower prices, which would adversely affect SkillSoft's business and financial performance.

PROPRIETARY RIGHTS

     SkillSoft does not believe that proprietary technology forms an important or valuable part of its product offerings. SkillSoft believes that the creative skills of its personnel in developing new products and technologies, its ability to develop and introduce new products rapidly and its responsiveness to customer demands are more important than the availability of legal protections for proprietary rights.

     SkillSoft attempts to avoid infringing upon intellectual property and proprietary rights of third parties in its product development efforts. However, SkillSoft does not conduct patent searches to determine whether the technology used in its products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If SkillSoft's products violate third-party proprietary rights, SkillSoft could be liable for substantial damages. In addition, SkillSoft may be required to reengineer its products or seek to obtain licenses to continue offering the products, and there can be no assurance that those efforts would be successful.

     SkillSoft currently licenses from Lucent Technologies Inc. and other third parties some technology and some course content that it incorporates into its products. There can be no assurance that this technology and content will continue to be available to SkillSoft on commercially reasonable terms, if at all. The loss of this technology or content could result in delays in development and introduction of new products or product enhancements, which could have a material adverse effect on its business and financial performance. Moreover, SkillSoft may face claims from others that the third-party technology or content incorporated in its products violates proprietary rights held by those claimants. SkillSoft may also face claims for indemnification from its customers resulting from infringement claims against them based on the incorporation of third-party technology or content in its products. Although SkillSoft is generally indemnified against such claims, in some cases the scope of that indemnification is limited. Even if SkillSoft receives broad indemnification, third party indemnitors are not always well capitalized and may not be able to indemnify SkillSoft in the event of infringement. In addition, such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect SkillSoft's business.

     SkillSoft has trademark applications pending in the United States for some of its trademarks, including NetPlay and NetUniversity and "eLearning for the Knowledge Economy."

EMPLOYEES

     As of January 31, 2000, SkillSoft had 146 employees, of whom 82 were engaged in sales and marketing, thirteen were engaged in customer service and support, 24 were engaged in product development, two were engaged in product production and 25 were engaged in executive management, finance and administration. None of its employees is subject to a collective bargaining agreement. SkillSoft believes that its relations with its employees are good.

ITEM 2. -- PROPERTIES

     SkillSoft's headquarters are located in approximately 15,500 square feet of office space in Nashua, New Hampshire under a lease that expires in February 2001. SkillSoft also lease a sales office in the United Kingdom. SkillSoft believes that its existing facilities are adequate to meet its current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

ITEM 3. -- LEGAL PROCEEDINGS

     SkillSoft, three of its executive officers, three of its key employees and its largest investor are named as defendants in a lawsuit pending in the Circuit Court of Cook County, Illinois by National Education Training Group, Inc.
(NETg), the former employer of several of those individuals.

     The most recent complaint filed by NETg alleged in substance that:

     - Charles E. Moran, as the former President of NETg, breached his fiduciary obligations to NETg by usurping NETg's corporate opportunities, by commencing a rival business while still employed by NETg and by soliciting NETg personnel to join his rival business while still employed by NETg;

     - Jerald A. Nine, as the former Vice President of Sales and Marketing of NETg, breached his fiduciary duty to NETg by assisting Mr. Moran in the creation, commencement and operation of the rival concern prior to Mr. Nine's resignation from NETg, by assisting Mr. Moran in the usurpation of corporate opportunities, by failing to inform his superiors at NETg of Mr. Moran's plans to form a rival business and by otherwise failing to use his best efforts on behalf of NETg while still employed there;

     - SkillSoft, Mr. Moran, Mr. Nine, Mark A. Townsend, Dennis E. Brown, Lee A. Ritze and Sally H. Welsh misappropriated trade secrets of NETg, and SkillSoft, Mr. Moran and Mr. Nine intentionally interfered with NETg's "prospective economic advantage;"

     - Messrs. Moran, Townsend, Nine, Ritze, Brown and Ms. Welsh breached certain confidentiality and proprietary matters policies of NETg by misappropriating trade secrets and disclosing confidential and proprietary information during and after their employment with NETg;

     - Messrs. Moran, Townsend, Nine, Ritze and Brown breached the conflict of interest policy of NETg's former corporate parent, National Education Corporation, by failing to disclose that Mr. Moran formed and solicited funding for SkillSoft, that Messrs. Townsend, Ritze and Brown had employment-related discussion with SkillSoft, and that Mr. Nine participated in forming and soliciting funding for SkillSoft, during their employment with NETg;

     - SkillSoft and Mr. Moran tortiously interfered with NETg's contractual relations with Messrs. Townsend, Nine, Brown and Ms. Welsh by offering them employment and inducing them to breach their confidentiality and trade secret obligations to NETg;

     - SkillSoft breached provisions of a license agreement with NETg relating to the use of its software; and

     - Warburg, Pincus Ventures, L.P., SkillSoft's largest investor, intentionally interfered with NETg's employment relationships with "at-will" employees, including Messrs. Townsend and Nine, by offering those employees financial incentives to leave NETg and join SkillSoft, engaged in unfair competition through that same conduct and tortiously interfered with Messrs. Moran's and Nine's fiduciary duty to NETg.

     NETg maintains that the trade secrets allegedly misappropriated by SkillSoft and the other defendants include:

     - various aspects of the design and functionality of its education and training software products;

     - customer lists and information;

     - distribution channels and relationships with course developers and other service providers; and

     - the business plan to develop products for use in a Web environment.

     The claims seek injunctive relief against SkillSoft and Messrs. Moran, Nine, Townsend, Brown and Ritze and Ms. Welsh and demand the return, and no future use by these defendants, of the alleged trade secrets. The claims also sought compensatory damages of $400 million, exemplary damages in the additional amount of $400 million, additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages in excess of $70 million.

     None of the defendants in this lawsuit were bound by written non-competition or non-solicitation agreements with NETg. SkillSoft and the other defendants are vigorously defending themselves against NETg's allegations, and SkillSoft believes that both SkillSoft and the other defendants have meritorious defenses to the claims made in the lawsuit. The lawsuit is still in discovery, so SkillSoft is not yet able to assess the potential liability of SkillSoft or the other defendants. SkillSoft's failure to prevail in this litigation could have any or all of the following significant adverse effects on its business and financial performance:

     - injunctive relief issued against SkillSoft and its officers, which could restrict its ability to conduct business;

     - an adverse judgment against SkillSoft for monetary damages;

     - a settlement on unfavorable terms; or

     - obligations SkillSoft has to indemnify its employees for liabilities and expenses they incur in connection with the lawsuit.

In addition, this litigation, regardless of its outcome, will continue to result in significant expenses in defending the lawsuit and may divert the efforts and attention of SkillSoft's management team from normal business operations.

     SkillSoft is not a party to any other material legal proceedings.

ITEM 4. -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

  Executive Officers of the Registrant

     The executive officers of the Registrant are as follows:

NAME                                   AGE                           POSITION
----                                   ---                           --------
Charles E. Moran.....................  45     Chairman of the Board, President and Chief Executive
                                              Officer
Thomas J. McDonald...................  50     Chief Financial Officer, Vice President, Operations,
                                              Treasurer and Secretary
Mark A. Townsend.....................  46     Vice President, Product Development
Jerald A. Nine, Jr...................  42     Vice President, Worldwide Sales and Marketing

     Charles E. Moran is a founder of SkillSoft and has served as its Chairman of the Board, President and Chief Executive Officer since January 1998. Before founding SkillSoft, Mr. Moran served as President and Chief Executive Officer of National Education Training Group, Inc. (NETg), a computer-based information technology training company, from May 1995 until November 1997. From July 1994 to May 1995, Mr. Moran was an independent consultant. From October 1993 until July 1994, Mr. Moran served as Chief Financial Office and Chief Operating officer of Softdesk, Inc., a developer of computer-assisted design and drafting software. Mr. Moran is also a director of Workgroup Technology Corporation.

     Thomas J. McDonald is a founder of SkillSoft and has served as its Chief Financial Officer and Vice President of Operations since February 1998. From September 1994 to November 1997, Mr. McDonald served as Chief Financial Officer and Vice President of Operations at NETg. From February 1990 to August 1994, Mr. McDonald served as Chief Financial Officer and Vice President of Bear Automotive. He previously held senior financial and operational positions with SPX Corporation, U.S. Industries and Cenco, Inc.

     Mark A. Townsend is a founder of SkillSoft and has served as its Vice President of Product Development since January 1998. From February 1996 to December 1997, Mr. Townsend served as Vice President of Advanced Technology at NETg. From March 1994 until February 1996, Mr. Townsend served as Vice President of Engineering at Sytron Corporation, a software data storage management company.

     Jerald A. Nine, Jr. is a founder of SkillSoft and has served as its Vice President of Worldwide Sales and Marketing since April 1998. From July 1995 to February 1998, Mr. Nine served as the Vice President of Sales and Marketing at NETg. From September 1992 until July 1995, Mr. Nine served as Vice President of Sales and Marketing at Sytron Corporation.

     There are no family relationships among any of the executive officers.

                                    PART II

ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     SkillSoft effected its initial public offering of its common stock on January 31, 2000 at a price to the public of $14.00 per share. As of February 29, 2000, there were approximately 60 holders of record of SkillSoft's common stock. SkillSoft's common stock is listed on the Nasdaq National Market under the symbol "SKIL."

     SkillSoft has not paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. SkillSoft currently intends to retain future earnings, if any, to fund the expansion and growth of its business. Payments of future dividends, if any, will be at the discretion of SkillSoft's financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that the board deems relevant.

  Recent Sales of Unregistered Securities

     During the fiscal year ended January 31, 2000, SkillSoft issued the following securities that were not registered under the Securities Act of 1933, as amended:

     On August 5, 1999, SkillSoft issued and sold an aggregate of 1,195,238 shares of its Series C preferred stock, $.001 par value per share, for an aggregate purchase price of $3,765,000. Each share of SkillSoft's Series C preferred stock automatically converted into .667 shares of SkillSoft's common stock upon the closing of SkillSoft's initial public offering on February 4, 2000.

     On December 8, 1999, SkillSoft issued an aggregate of 60,606 warrants to purchase SkillSoft's common stock for an exercise price of $8.25 per share.

     From February 1, 1999 to January 31, 2000, SkillSoft issued and sold 44,072 shares of common stock at an exercise price of $.2625 per share for an aggregate purchase price of $11,567 pursuant to the exercise of employee stock options.

     From February 1, 1999 to January 31, 2000, SkillSoft issued and sold an aggregate of 313,000 shares of restricted common stock, at a purchase prices ranging from $.2625 to $1.50 per share for an aggregate purchase price of $181,163.

     No underwriters were involved in the foregoing sales of securities. The shares issued in the above mentioned transactions were issued in private placements in reliance upon the exemption from registration provided by section 4 (2) of the Securities Act of 1933, or, in the case of the exercises of options to purchase common stock and restricted stock purchases, Rule 701 under the Securities Act.

  Use of Proceeds from Registered Securities

     On February 1, 2000 SkillSoft commenced its initial public offering of 3,100,000 shares of common stock, $.001 par value per share, pursuant to SkillSoft's final prospectus dated January 31, 2000. This prospectus was contained in SkillSoft's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-86815) on January 31, 2000. As part of the initial public offering, SkillSoft granted the several underwriters, for whom Credit Suisse First Boston Corporation, Banc of America Securities LLC and Thomas Weisel Partners LLC acted as representatives (the "Representatives"), an overallotment option to purchase an additional 465,000 shares of common stock. The initial public offering closed on February 4, 2000.

     On February 15, 2000, the Representatives, on behalf of the several underwriters, purchased 465,000 shares of common stock pursuant to the exercise of the overallotment option.

     The aggregate offering price of the initial public offering to the public was $49,910,000 (inclusive of the overallotment option), with the proceeds to SkillSoft, after deduction of underwriting discounts and commission, of $46,416,300 (before deducting offering expenses payable by SkillSoft).

     The aggregate amount of expenses incurred by SkillSoft through January 31, 2000 in connection with the issuance and distribution of the shares of common stock offered and sold in the initial public offering was approximately $4,851,700, including the $3,493,700 in underwriting discounts and $1,358,000 in other expenses.

     None of the expenses paid by SkillSoft in connection with the initial public offering or the exercise of the overallotment option were paid, directly or indirectly, to directors, officers, persons owning 10% or more of SkillSoft's equity securities, or affiliates of SkillSoft.

     The total net proceeds to SkillSoft from the initial public offering, after deducting underwriting discounts and commissions and other expenses, were approximately $45,058,300.

     No uses of the net proceeds were made in the fiscal year ended January 31, 2000. SkillSoft invested the net proceeds primarily in high quality securities with maturities not exceeding ninety days.

ITEM 6. -- SELECTED FINANCIAL DATA

     Incorporated by reference from Exhibit A attached hereto.

ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of SkillSoft should be read in conjunction with SkillSoft's financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. SkillSoft's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Future Operating Results" below.

  Overview

     SkillSoft commenced operations in January 1998, and until March 1999, devoted substantially all of its efforts to product development, establishing a course content developer and supplier base, and building a direct sales and support organization in the United States and a business application and network infrastructure to support future growth. Since March 1999, SkillSoft has devoted substantial resources to sales and marketing activities as well as to continued product development, and has recorded revenue, although it is not yet profitable. SkillSoft had an accumulated deficit of $32,045,346 as of January 31, 2000. SkillSoft expects to incur additional losses through at least the fiscal year ending January 31, 2001, due primarily to substantial increases in sales and marketing expenditures related to expanding its direct sales organization in North America, Europe and Australia and to increased personnel-related costs and expenditures for travel, advertising, public relations, recruiting and other activities. Research and development expenses will also contribute to losses during this period as SkillSoft continues to introduce new courses. Legal costs may also increase due to the defense of a lawsuit filed against SkillSoft and certain of its executives by NETg.

     SkillSoft derives revenue primarily from license agreements under which customers license its courses for periods of one, two or three years. The pricing for licenses varies based upon the number of course titles licensed by a customer, the number of users within the customer's organization and the length of the license agreement. For example, a three-year license for 25 courses for 5,000 users would cost approximately $106,250 per year. SkillSoft's license agreements permit customers to exchange courses, generally on the contract anniversary date. Customers may amend the license agreements, for an additional fee, to gain access to additional courses and/or to increase the size of the user base. SkillSoft also derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users.

     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the course of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract. License fees for subsequent years of multi-year license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above, or if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries or flexible payment terms, or if the customer licenses all courses currently available and to be developed during a particular term. This license approach enables us to build a backlog of future revenue streams. Revenue is recognized as billed monthly or quarterly under the pay-for-use model. SkillSoft also derives revenue from optional complementary services such as extranet hosting and mentoring services, which have been minimal to date. SkillSoft may offer payment terms up to six months from the initial shipment date or anniversary date for multi-year agreements.

     SkillSoft's backlog at any given time represents the amount of license fees which are due to SkillSoft under existing license agreements but which have not yet been recognized as revenue. This amount is comprised of license fees attributable to licensed courses that have not yet been selected by the customer or delivered by SkillSoft and to future years of non-cancellable multi-year license agreements. SkillSoft's backlog as of January 31, 2000 was approximately $13,200,000. SkillSoft's backlog can vary based upon a number of factors, including the timing of the execution of new license agreements, the timing of product deliveries and the length of SkillSoft license agreements. In particular, if customer or competitive pressures cause SkillSoft to change its business model from multi-year license agreements to one-year license agreements, SkillSoft's backlog (although not necessarily its revenue) would decrease. In addition, although SkillSoft expects to develop all licensed courses, and although its license agreements generally may not be canceled by its customers unless SkillSoft breaches the agreement, there can be no assurance that all of SkillSoft's backlog will be ultimately recognized as revenue. Accordingly, SkillSoft's backlog as of any particular date should not be relied upon as an indication of actual revenue for any future period.

     Cost of revenue includes the cost of materials (such as CD-ROM media), packaging, duplication, custom library CD production, internet hosting services, the cost of Online Mentoring services and certain infrastructure and occupancy expenses. In the future, cost of revenue is expected to include content royalties, although SkillSoft intends to minimize the use of such arrangements. These costs of revenue are generally recognized as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. Software development costs are accounted for in accordance with SFAS No. 86, which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred. Selling and marketing expenses consist primarily of salaries, commissions and benefits, advertising and promotion, travel and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses and certain infrastructure and occupancy expenses.

     SkillSoft recorded deferred compensation of $2,851,551 in the year ended January 31, 2000, representing the difference between the exercise price of stock options granted and the sale price of restricted common stock and the fair market value of the underlying common stock at the date of grant. No such deferred compensation was recorded for the fiscal year ended January 31, 1999. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options and restricted common stock, which is typically four years. Of the total deferred compensation amount, $371,641 had been amortized as of January 31, 2000. The amortization of deferred compensation is recorded as an operating expense. SkillSoft currently expects to amortize the remaining $2,479,910 of deferred compensation as of January 31, 2000 in the periods indicated, as follows:

February 1, 2000-January 31, 2001...........................  $  773,900
February 1, 2001-January 31, 2002...........................  $  773,900
February 1, 2002-January 31, 2003...........................  $  650,019
February 1, 2003-January 31, 2004...........................  $  282,090
                                                              ----------
                                                              $2,479,910
                                                              ==========

RESULTS OF OPERATIONS

  Year Ended January 31, 2000 versus Year Ended January 31, 1999

     Revenue for the year ended January 31, 2000 was $4,190,547 compared to $0 revenue for the year ended January 31, 1999, as SkillSoft did not begin recognizing revenue until March 1999. This revenue was derived from fulfilling product orders for the 111 customer license agreements signed during the year ended January 31, 2000. One customer accounted for 22% of revenue in the year ended January 31, 2000.

     Cost of revenue was $757,849, or 18% of revenue, for the year ended January 31, 2000, compared to $0 for the year ended January 31, 1999.

     Research and development expenses were $8,647,053 for the year ended January 31, 2000, compared to $4,117,187 for the year ended January 31, 1999. This increase was primarily due to increased personnel, course development costs and facility costs amounting to approximately $850,000, $3,400,000 and $250,000, respectively. Since SkillSoft's strategy includes offering the largest library of soft skills courses in the industry, SkillSoft believes that a significant investment in research and development is necessary to remain competitive, and SkillSoft therefore expects research and development expenses to continue to increase.

     Selling and marketing expenses were $8,960,651 for the year ended January 31, 2000, compared to $1,671,225 for the year ended January 31, 1999. This increase was primarily due to increased personnel, commissions, marketing, travel costs and facility costs amounting to $5,000,000, $678,000, $385,000, $745,000 and $450,000, respectively. SkillSoft believes that a significant investment in selling and marketing to expand its distribution channel worldwide is required to remain competitive, and SkillSoft therefore expects selling and marketing expenses to continue to increase.

     General and administrative expenses were $4,371,463 for the year ended January 31, 2000, compared to $2,820,646 for the year ended January 31, 1999. This increase was primarily due to increased personnel and legal fees incurred in connection with the NETg lawsuit amounting to $600,000 and $950,000, respectively. SkillSoft anticipates that general and administrative expenses will continue to increase due to increases in headcount in management, information services and accounting fees, additional expenses associated with operating as a public company and the legal fees relating to the NETg lawsuit.

     Interest expense totaled $421,618 for the year ended January 31, 2000, compared to interest income of $336,517 for the year ended January 31, 1999. The decrease was due to lower cash balances and a non-recurring, non-cash charge of $319,228 for issuance of warrants associated with establishing SkillSoft's new line of credit in December 1999.

  Year Ended January 31, 1999 versus Period from Incorporation (October 15,
1997) to January 31, 1998

     SkillSoft commenced operations in January 1998 and had no revenue until March 1999. SkillSoft did not incur significant operating expenses during the year ended January 31, 1998.

     Research and development expenses were $4,117,187 for the year ended January 31, 1999. SkillSoft had 18 research and development personnel and had not yet completed development of any courses as of January 31, 1999.

     Selling and marketing expenses were $1,671,225 for the year ended January 31, 1999. SkillSoft had 36 selling and marketing personnel as of January 31, 1999.

     General and administrative expenses were $2,820,646 for the year ended January 31, 1999. SkillSoft had 9 general and administrative personnel as of January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through January 31, 2000, SkillSoft was funded primarily through preferred stock financings with Warburg, Pincus and other minority investors. The net proceeds from these financings through January 31, 2000 were approximately $20,710,000.

     As of January 31, 2000, SkillSoft's principal source of liquidity was its cash and cash equivalents and marketable securities balances, which totaled approximately $735,000. In February 2000, SkillSoft received net proceeds totalling $45,058,300 from the sale of 3,565,000 shares of common stock in its initial public offering. As of the end of fiscal 1998 and 1999, SkillSoft's cash and cash equivalents and marketable securities balances totaled approximately $7.0 million and $4.0 million, respectively. The overall increase in cash and cash equivalents and marketable securities balances during fiscal 1998 was due to proceeds from the issuance of Series A convertible preferred stock. The overall decrease in cash and cash equivalents and marketable securities during fiscal 1999 and during fiscal 2000 was due to the funding of operations, partially offset by proceeds from the issuance of Series B and Series C convertible preferred stock and the Greyrock credit line.

     SkillSoft has a line of credit agreement with GreyRock Capital that permits borrowings of up to $12.0 million. The line of credit is comprised of a $7.5 million term loan facility that matures on June 30, 2000 and a revolving credit facility, with borrowings under the revolving facility limited to 80% of eligible accounts receivable. In connection with an amendment to this agreement in December 1999, SkillSoft paid GreyRock a $70,000 fee and issued GreyRock warrants for 60,606 shares of common stock at an exercise price of $8.25 per share. At January 31, 2000, there was $4,513,209 outstanding under this line of credit. On February 9, 2000, this amount was repaid in full.

     SkillSoft's primary investing activities were purchases of property and equipment, and purchases and maturation of marketable securities. Property and equipment purchases were approximately $0, $555,000, and $316,000 in fiscal 1998, fiscal 1999 and fiscal 2000, respectively. Purchases and maturation of marketable securities generated a net cash outflow of approximately $4.4 million in fiscal 1998 compared to a net cash inflow of approximately $1.0 million and $3.3 million in fiscal 1999 and fiscal 2000, respectively.

     Cash provided by financing activities was approximately $7.1 million, $5.1 million and $13.4 million in fiscal 1998, fiscal 1999 and fiscal 2000, respectively. This consisted of proceeds from the issuance of Series A, B and C convertible preferred stock, as well as sale of common stock and $4.5 million from the Greyrock credit line in fiscal 2000.

     Working capital (deficit) was approximately $6.3 million, $2.7 million and $(6.9) million as of January 31, 1998, 1999 and 2000, respectively. Total assets were approximately $7.0 million, $4.6 million and $3.1 million as of January 31, 1998, 1999 and 2000, respectively. These decreases were attributable to the funding of operations and product development.

     SkillSoft believes that its current cash, cash equivalents and short-term investments and its credit facility with GreyRock Capital will be sufficient to satisfy its funding needs for at least the next 18 months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 requires use of the residual method of recognition of revenues when vendor-specific objective evidence exists for undelivered elements, but does not exist for delivered elements of a software arrangement. SkillSoft will be required to comply with the provisions of SOP 98-9 for applicable transactions entered into beginning February 1, 2000. SkillSoft does not expect that the adoption of SOP 98-9 will have a material effect on its financial position or operating results.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, is effective for periods beginning after June 15, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because SkillSoft currently holds no derivative financial instruments and does not currently engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a material impact on SkillSoft's financial condition or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition. This bulletin established guidelines for revenue recognition and is effective for periods beginning after March 15, 2000. SkillSoft does not expect that the adoption of this guidance will have a material impact on its financial condition or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25. The Interpretation clarifies the application of Opinion 25 in certain situations, as defined. The Interpretation is effective as of July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by this Interpretation occur during the period after December 15, 1998, but before the effective date of the Interpretation, the effects of applying this Interpretation will be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the Interpretation, (a) no adjustments will be made to financial statements for periods before the effective date and (b) no expense will be recognized for any additional compensation cost measured that is attributable to periods before the effective date. SkillSoft does not expect the adoption of this Interpretation to have a material impact on SkillSoft's financial condition or results of operations.

FUTURE OPERATING RESULTS

BECAUSE SKILLSOFT BEGAN OPERATIONS ONLY RECENTLY AND HAS A LIMITED NUMBER OF CUSTOMERS AND A LIMITED AMOUNT OF REVENUE, INVESTORS COULD HAVE DIFFICULTY EVALUATING SKILLSOFT'S BUSINESS AND ITS FUTURE PROSPECTS

     An evaluation of the risks and uncertainties of SkillSoft's business will be difficult because of SkillSoft's limited operating history. SkillSoft commenced operations in January 1998 and commercially released its first product in March 1999. Although SkillSoft does not believe that SkillSoft's business will be dependent upon any one customer in the future, one customer accounted for 22% of its limited revenue in the year ended January 31, 2000.

SKILLSOFT HAS INCURRED SUBSTANTIAL LOSSES, AND EXPECTS TO CONTINUE TO INCUR THEM IN THE FUTURE, AND SKILLSOFT MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF SKILLSOFT'S COMMON STOCK

     Since SkillSoft began operations in January 1998, it has incurred losses in every fiscal period. SkillSoft's accumulated deficit through the year ended January 31, 2000 was $32,045,346. SkillSoft expects to continue to incur substantial losses through at least the first several quarters of the fiscal year ending January 31, 2002, and SkillSoft cannot be certain if or when it will become profitable. If SkillSoft does not become profitable within the timeframe expected by investors, the market price of our common stock may be adversely affected. SkillSoft has generated relatively small amounts of revenue while increasing expenditures in all areas in order to develop its business. SkillSoft expects to continue to incur significant expenses, particularly in sales and marketing, in an effort to develop our business. As a result, SkillSoft will need to generate significant revenue to achieve and maintain profitability. Even if SkillSoft does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

SKILLSOFT AND SEVERAL OF SKILLSOFT'S EXECUTIVES ARE INVOLVED IN LITIGATION WITH NETG WHICH ALLEGES, AMONG OTHER THINGS, MISAPPROPRIATION OF TRADE SECRETS; THIS LITIGATION WILL CONTINUE TO BE COSTLY AND DIVERT THE EFFORTS OF SKILLSOFT'S MANAGEMENT AND MAY ULTIMATELY RESTRICT SKILLSOFT'S ABILITY TO DO BUSINESS

     SkillSoft, several of SkillSoft's executives, three of SkillSoft's key employees and SkillSoft's largest investor are involved in a lawsuit brought by National Education Training Group, Inc. (NETg), the former employer of these individuals. NETg alleges in substance that the defendants breached their fiduciary and contractual obligations to NETg in connection with the organization and operation of SkillSoft, misappropriated trade secrets from NETg, tortiously interfered with NETg's business and employees and breached provisions of a license agreement with NETg relating to the use of its software. NETg maintains that the trade secrets allegedly misappropriated by SkillSoft and the other defendants include:

     - various aspects of the design and functionality of its education and training software products;

     - customer lists and information;

     - distribution channels and relationships with course developers and other service providers; and

     - the business plan to develop soft skills products for use in a Web environment.

The claims seek injunctive relief against the defendants demanding the return, and no future use by these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million, exemplary damages in the additional amount of $400 million additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages in excess of $70 million. Named as defendants in the lawsuit, in addition to SkillSoft, are Charles E. Moran, Jerald A. Nine, Jr., Mark A. Townsend, Lee A. Ritze, Dennis E. Brown, Sally H. Welsh, Warburg, Pincus Ventures, L.P., SkillSoft's largest investor, and each partner of Warburg.

     The lawsuit is still in discovery, and SkillSoft can not yet assess the potential liability of SkillSoft or the other defendants. SkillSoft's failure to prevail in this litigation could have any or all of the following significant adverse effects on SkillSoft's business and financial performance:

     - injunctive relief issued against SkillSoft and SkillSoft's officers, which could restrict SkillSoft's ability to conduct its business;

     - an adverse judgment against SkillSoft for monetary damages;

     - a settlement on unfavorable terms; or

     - obligations SkillSoft has to indemnify SkillSoft's employees for liabilities and expenses they incur in connection with the lawsuit.

     In addition, this litigation, regardless of its outcome, will continue to result in significant expenses in defending the lawsuit and may divert the efforts and attention of SkillSoft's management team from normal business operations.

SKILLSOFT'S LIMITED OPERATING HISTORY DOES NOT AFFORD SIGNIFICANT FINANCIAL DATA UPON WHICH TO FORECAST QUARTERLY REVENUE OR OPERATING RESULTS, AND SKILLSOFT'S OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER DUE TO THE NATURE OF SKILLSOFT'S BUSINESS, WHICH COULD HAVE A NEGATIVE IMPACT ON THE PRICE OF SKILLSOFT'S COMMON STOCK

     As a result of SkillSoft's limited operating history, SkillSoft does not have sufficient historical financial data upon which to forecast quarterly revenue and operating results. If SkillSoft's quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of SkillSoft's common stock could fall substantially. SkillSoft's quarterly operating results may fluctuate as a result of a variety of factors, including:

     - the fact that SkillSoft depends upon a relatively small number of customers for its revenue, so that a delay in any particular customer order beyond a fiscal quarter would have a significant impact on SkillSoft's revenue for that quarter;

     - seasonality -- due to the budget and purchasing cycles of SkillSoft's customers, SkillSoft expects its revenue and operating results will generally be strongest in the fourth quarter of SkillSoft's fiscal year and weakest in the first quarter; and

     - the expenses SkillSoft incurs to support the anticipated growth of its business.

     Most of SkillSoft's expenses, such as rent and most employee compensation, do not vary directly with revenue and are difficult to adjust in the short term. As a result, if revenue for a particular quarter is below SkillSoft's expectations, SkillSoft could not proportionately reduce operating expenses for that quarter. Any such revenue shortfall would therefore have a disproportionate effect on SkillSoft's expected operating results for that quarter. In addition, SkillSoft expects that a disproportionate amount of its revenue each quarter will be recognized in the final weeks of that quarter. As a result, any delays in receiving orders or signing contracts may defer the associated revenue to the following quarter, which would adversely affect SkillSoft's operating results on a quarterly basis.

SKILLSOFT'S BUSINESS WILL SUFFER IF WEB-BASED EDUCATION AND TRAINING PRODUCTS ARE NOT WIDELY ADOPTED

     SkillSoft's Web-based products represent a new and emerging approach for the corporate soft skills education and training market. SkillSoft's success depends substantially upon the widespread adoption of Web-based products for education and training. The early stage of development of the market for Web-based education and training makes it difficult for SkillSoft to predict customer demand accurately. The failure of this market to develop, or a delay in the development of this market -- whether due to technological, competitive or other reasons -- would severely limit the growth of SkillSoft's business and adversely affect SkillSoft's financial performance.

INTENSE COMPETITION FROM OTHER EDUCATION AND TRAINING COMPANIES COULD IMPAIR SKILLSOFT'S ABILITY TO GROW AND TO ACHIEVE PROFITABILITY

     The market for soft skills education and training is fragmented and highly competitive. Increased competition may result in lost sales and may force SkillSoft to lower prices. SkillSoft expects that competition in this market will increase substantially in the future for a number of reasons.

     One source of competition for SkillSoft's products is the internal educational and technological personnel of potential customers. If an organization decides to use external providers to supply some or all of its training, SkillSoft's principal sources of competition are:

     - Providers of traditional classroom instruction. Many of the companies in this category are attempting to adapt their courses to a non-instructor-led format suitable for deployment over the internet and corporate intranets.

     - Providers of CD-ROM training courses.

     - Suppliers of online information technology training courses that are attempting to take advantage of their current technology and customer base and expand into the soft skills market.

     There can be no assurance that SkillSoft can maintain or improve its competitive position. Many of SkillSoft's current and potential competitors have longer operating histories, greater name recognition and greater financial, technical, sales, marketing, support and other resources than SkillSoft does.

SKILLSOFT RELIES ON A LIMITED NUMBER OF THIRD PARTIES TO PROVIDE SKILLSOFT WITH EDUCATIONAL CONTENT FOR ITS COURSES, AND THEY MAY NOT BE ABLE TO DEVELOP NEW COURSES OR ENHANCE EXISTING COURSES ON A TIMELY BASIS

     To be competitive, SkillSoft must develop and introduce on a timely basis new course offerings which meet the needs of companies seeking to use SkillSoft's education and training products. In addition, some of SkillSoft's courses may need to be updated due to changes in educational doctrines or the evolving requirements of educational institutions and certification organizations. SkillSoft relies on independent third parties to provide it with the educational content for its courses based on learning objectives and specific instructional design templates that SkillSoft provides to them. SkillSoft's most important content provider,

Institute for Performance Excellence, Inc., is responsible for the development of more than half of SkillSoft's courses. SkillSoft does not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of SkillSoft's third-party content providers were to stop working with SkillSoft, SkillSoft would have to rely on other parties to develop SkillSoft course content. SkillSoft cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms.

SKILLSOFT COURSE CONTENT PROVIDERS SUPPLY SKILLSOFT WITH THE EDUCATIONAL CONTENT OF ITS COURSES AND ARE GENERALLY NOT RESTRICTED FROM DEVELOPING SIMILAR CONTENT FOR SKILLSOFT'S COMPETITORS, WHICH COULD MAKE IT EASIER FOR SKILLSOFT COMPETITORS TO COMPETE WITH SKILLSOFT

     SkillSoft relies on independent third parties to provide SkillSoft with the educational content for its courses based on learning objectives and specific instructional design templates that SkillSoft provides to them. SkillSoft's agreements with these content providers do not restrict them from developing courses on similar topics for SkillSoft's competitors or from competing directly with SkillSoft. As a result, SkillSoft's competitors may be able to duplicate some of SkillSoft's course content and may, therefore, find it easier to enter the market for soft skills education and training.

SKILLSOFT'S SUCCESS DEPENDS ON THE SERVICES OF CHARLES E. MORAN AND SKILLSOFT'S OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES

     SkillSoft's future success depends to a significant degree on the skills and efforts of Charles E. Moran, SkillSoft's founder, Chairman of the Board, President and Chief Executive Officer. The loss of the services of Mr. Moran could have a material adverse effect on SkillSoft's business and financial performance. SkillSoft also depends on the ability of SkillSoft's other executive officers and members of senior management to work effectively as a team. The loss ofone or more of SkillSoft's executive officers or senior management members could result in less effective development of SkillSoft's products and management of its business, which could have a material adverse effect on SkillSoft's business and financial performance.

SKILLSOFT'S FUTURE GROWTH DEPENDS ON SUCCESSFUL HIRING AND RETENTION, PARTICULARLY WITH RESPECT TO SALES, MARKETING AND DEVELOPMENT PERSONNEL, AND SKILLSOFT MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL SKILLSOFT NEEDS TO SUCCEED

     SkillSoft's failure to attract and retain sufficient skilled personnel may limit the rate at which SkillSoft can grow, may adversely affect the quality or availability of SkillSoft's products and may result in less effective management of SkillSoft's business, any of which may harm SkillSoft's business and financial performance. The growth of SkillSoft;s business and revenue depends in large part upon SkillSoft's ability to attract and retain sufficient numbers of highly skilled employees, particularly sales and marketing personnel and product development personnel. Qualified personnel are in great demand throughout the software industry. The demand for qualified personnel is particularly acute in the New England area due to the large number of software companies and the low unemployment rate in the region.

THE LENGTHY SALES CYCLE FOR SKILLSOFT'S PRODUCTS MAY MAKE ITS OPERATING RESULTS UNPREDICTABLE AND VOLATILE

     The period between SkillSoft's initial contact with a potential customer and the purchase of SkillSoft's products by that customer typically ranges from three to 12 months. Factors which may contribute to SkillSoft's long sales cycle include:

     - SkillSoft's need to educate potential customers about the benefits of its products;

     - competitive evaluations by customers;

     - the customers' internal budgeting and approval processes;

     - the fact that some customers view training products, as discretionary spending, rather than purchases essential to their business; and

     - the fact that SkillSoft targets large companies, which often take longer to make purchasing decisions due to the size and complexity of the enterprise.

     SkillSoft's long sales cycle makes it difficult for SkillSoft to predict if and when a potential sale will actually occur. In addition, if a sale is delayed from the quarter in which SkillSoft expects it to occur, SkillSoft's operating results for that quarter would be adversely affected.

SKILLSOFT'S FINANCIAL PERFORMANCE DEPENDS IN PART ON ITS ABILITY TO DEVELOP BRAND AWARENESS, AND SKILLSOFT MAY NOT BE SUCCESSFUL IN DOING SO

     SkillSoft believes that developing the SkillSoft brand within the corporate training market is critical to achieving widespread acceptance of its products. There are a number of factors which could prevent SkillSoft from successfully developing the SkillSoft brand, including the emergence of more successful competitors, product performance problems or customer dissatisfaction, as well as SkillSoft's failure to devote sufficient resources to marketing efforts.

SKILLSOFT'S FAILURE TO PROPERLY MANAGE ITS RECENT AND ANTICIPATED GROWTH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE QUALITY OF SKILLSOFT'S PRODUCTS, ITS ABILITY TO RETAIN KEY PERSONNEL AND THE EFFICIENCY OF ITS OPERATIONS

     SkillSoft's failure to properly manage its recent and anticipated growth could have a material adverse effect on the quality of its products, its ability to retain key personnel and the efficiency of its operations, any of which could have a material adverse effect on its business and financial performance. From January 1, 1999 to January 31, 2000, the number of SkillSoft's employees increased from 45 to 146. This growth has strained, and SkillSoft's future growth may continue to strain, its management, operational systems and other resources. To manage its growth effectively, SkillSoft must be able to maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations. There can be no assurance SkillSoft will be able to do so.

BECAUSE MANY OF SKILLSOFT'S COURSES AND TECHNOLOGIES ARE STILL UNDER DEVELOPMENT AND SKILLSOFT EXPECTS TO CONTINUE TO DEVELOP NEW COURSES AND ENHANCE ITS TECHNOLOGIES, SKILLSOFT'S BUSINESS WILL SUFFER IF IT IS UNABLE TO INTRODUCE THESE NEW COURSES AND TECHNOLOGIES ON A TIMELY BASIS OR IF NEW COURSES ARE UNSUCCESSFUL

     SkillSoft's future success will depend significantly on whether it is able to introduce new courses and enhance its Web-based technologies as planned. While SkillSoft has new courses and technology features scheduled for commercial launch, SkillSoft cannot assure investors that it will be successful in releasing them as scheduled, or that they will meet with market acceptance. SkillSoft may not have sufficient resources to develop the new courses and technology enhancements necessary to maintain or improve SkillSoft's competitive position.

BECAUSE SKILLSOFT'S PRODUCTS AND SERVICES MAY NOT BE VIEWED BY SKILLSOFT'S CUSTOMERS AS ESSENTIAL TO THEIR BUSINESS, DEMAND FOR SKILLSOFT'S PRODUCTS MAY BE ESPECIALLY SUSCEPTIBLE TO ADVERSE ECONOMIC CONDITIONS

     SkillSoft's business and financial performance may be damaged, more so than most companies, by adverse financial conditions affecting SkillSoft's target customers or by a general weakening of the economy. Some companies may not view training products as critical to the success of their business. If these companies experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures before limiting their other expenditures.

SKILLSOFT MUST CONTINUALLY INTRODUCE NEW PRODUCTS, AND ITS PRODUCTS MUST ADAPT TO FREQUENT CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS, AND SKILLSOFT MAY HAVE DIFFICULTY INTRODUCING NEW PRODUCTS OR KEEPING UP WITH THESE CHANGES

     The market for education and training products is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The growth in the use of the Web and intense competition in SkillSoft's industry exacerbate these market characteristics. SkillSoft's future success will depend on its ability to adapt to rapidly changing technologies and customer demands by continually improving the features and performance of SkillSoft's products.

THE NATURE OF SKILLSOFT'S PRODUCTS MAKES THEM PARTICULARLY VULNERABLE TO UNDETECTED ERRORS, OR BUGS, WHICH COULD REDUCE SKILLSOFT'S REVENUE, MARKET SHARE OR THE DEMAND FOR ITS PRODUCTS

     Product performance problems could result in lost or delayed revenue, loss of market share, failure to achieve market acceptance, diversion of development resources or injury to SkillSoft's reputation, any of which could have a material adverse effect on SkillSoft's business and financial performance. Software products such as SkillSoft's may contain undetected errors, or bugs, which result in product failures or poor product performance. SkillSoft's products may be particularly susceptible to bugs or performance degradation because of the emerging nature of Web-based technologies and the stress that may be placed on SkillSoft's products by the full deployment of its products to thousands of users.

SKILLSOFT MAY NOT BE ABLE TO GENERATE ENOUGH REVENUE FROM ITS PLANNED INTERNATIONAL EXPANSION TO OFFSET THE COSTS ASSOCIATED WITH ESTABLISHING AND MAINTAINING FOREIGN OPERATIONS

     A key component of SkillSoft's growth strategy is to expand its presence in foreign markets. It will be costly to establish international operations, market SkillSoft's products internationally and support and manage geographically dispersed operations. Revenue from international operations is not likely to offset the expense of establishing and maintaining these foreign operations in the foreseeable future.

SKILLSOFT'S PLANNED INTERNATIONAL BUSINESS WILL EXPOSE IT TO RISKS IT HAS NOT HAD TO FACE IN THE PAST

     If SkillSoft is successful in establishing international operations, SkillSoft will have to confront and manage a number of risks that it has not had to address in its U.S. operations. SkillSoft cannot assure investors that SkillSoft will be successful in managing these risks. These risks include:

     - expenses associated with customizing products for foreign countries;

     - challenges and costs inherent in managing geographically dispersed operations;

     - protectionist laws and business practices that favor local competitors;

     - economic or political instability in some international markets;

     - difficulties in finding and managing local resellers;

     - multiple, conflicting and changing governmental laws and regulations; and

     - foreign currency exchange rate fluctuations.

BECAUSE MANY USERS OF SKILLSOFT'S COURSES ACCESS THEM OVER THE INTERNET, FACTORS ADVERSELY AFFECTING THE USE OF THE INTERNET COULD HARM SKILLSOFT'S BUSINESS

     Some users access SkillSoft's courses over the public internet. Examples include users who access courses from their company's intranet via remote access and employees of companies that utilize SkillSoft's hosting services and who therefore access courses from SkillSoft-managed servers via the internet. Any factors that adversely affect internet usage could disrupt the ability of those users to access SkillSoft's courses, which would adversely affect customer satisfaction and therefore SkillSoft's business. Among the factors that could disrupt internet usage are:

     - slow access and download times;

     - security concerns;

     - network problems or service disruptions that prevent users from accessing an internet server; and

     - delays in, or disputes concerning, the development and adoption of industry-wide internet standards and protocols.

SKILLSOFT COULD BE SUBJECTED TO LEGAL ACTIONS BASED UPON THE CONTENT SKILLSOFT OBTAINS FROM THIRD PARTIES OVER WHOM IT EXERTS LIMITED CONTROL

     It is possible that SkillSoft could become subject to legal actions based upon claims that SkillSoft's course content infringes the rights of others or is erroneous. Any such claims, with or without merit, could subject SkillSoft to costly litigation and the diversion of its financial resources and management personnel. The risk of such claims is exacerbated by the fact that SkillSoft's course content is provided by third parties over whom SkillSoft exert limited control. Further, if those claims are successful, SkillSoft may be required to alter the content, pay financial damages or obtain content from others.

SKILLSOFT'S PRODUCTS MAY BE SUSCEPTIBLE TO CLAIMS BY OTHER COMPANIES THAT SKILLSOFT'S PRODUCTS INFRINGE UPON THEIR COPYRIGHTS OR PATENTS, WHICH COULD ADVERSELY AFFECT SKILLSOFT'S FINANCIAL CONDITION

     If any of our products violate the proprietary rights of third parties, SkillSoft may be required to reengineer its products or to obtain licenses to continue offering SkillSoft's products without substantial reengineering. Any efforts to reengineer SkillSoft's products or obtain licenses from third parties may not be successful and, in any case, could have a material adverse effect on SkillSoft's business and financial performance by substantially increasing its costs. SkillSoft does not conduct comprehensive patent searches to determine whether the technologies used in SkillSoft's products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

THE SIGNIFICANT CONCENTRATION OF OWNERSHIP OF SKILLSOFT'S COMMON STOCK WILL LIMIT INVESTORS ABILITY TO INFLUENCE CORPORATE ACTIONS

     The concentration of ownership of SkillSoft's common stock may have the effect of delaying, preventing or deterring a change in control of SkillSoft, could deprive SkillSoft's stockholders of an opportunity to receive a premium for their common stock as part of a sale of SkillSoft and might affect the market price of SkillSoft's common stock. Warburg, Pincus Ventures, L.P. owns 47.5% of SkillSoft's outstanding common stock and, together with SkillSoft's executive officers and directors, will beneficially own approximately 68.7% of SkillSoft's outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

SOME PROVISIONS OF SKILLSOFT'S CHARTER AND BY-LAWS MAY DELAY OR PREVENT TRANSACTIONS THAT MANY STOCKHOLDERS MAY FAVOR

     Some provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that SkillSoft's stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Some provisions of Delaware law may also discourage, delay or prevent someone from acquiring SkillSoft or merging with SkillSoft.

ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of January 31, 2000, SkillSoft did not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

     SkillSoft invests its excess cash in high quality securities with maturities not exceeding ninety days and therefore would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

FOREIGN CURRENCY EXCHANGE RISK

     To date, SkillSoft has not generated significant revenues originating outside the United States, and therefore, foreign currency fluctuations have not had a material effect on SkillSoft's operating results.

ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from Exhibit B attached hereto.

ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the sections entitled "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" from SkillSoft's definitive proxy statement for the annual meeting of stockholders to be held on June 9, 2000, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of SkillSoft's fiscal year ended January 31, 2000 (the "2000 Proxy Statement"), is hereby incorporated by reference. Additional information in response to this Item is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. -- EXECUTIVE COMPENSATION

     The information under the sections entitled "Election of Directors -- Compensation of Directors," and "Executive Compensation" from the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the sections entitled "Security Ownership by Management and Principal Stockholders" from the 2000 Proxy Statement, is hereby incorporated by reference.

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the sections entitled "Certain Relationships and Related Transactions" from the 2000 Proxy Statement, is hereby incorporated by reference.

                                    PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) Financial Statements, Financial Statement Schedule, and Exhibits

     1. Financial Statements. The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

     2. Financial Statement Schedule.

        All financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

     3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of and incorporated by reference to this Form 10-K.

     The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SKILLSOFT CORPORATION
                                          (Registrant)

                                          By /s/ CHARLES E. MORAN

                                            ------------------------------------
                                             Charles E. Moran, President

Date: April 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of SkillSoft and in the capacities and on the date set forth below.

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

/s/ CHARLES E. MORAN                                 President, Chief Executive Officer   April 28, 2000
---------------------------------------------------    and Chairman of the Board of
     Charles E. Moran                                  Directors (Principal Executive
                                                       Officer)

/s/ THOMAS J. MCDONALD                               Chief Financial Officer (Principal   April 28, 2000
---------------------------------------------------    Financial and Accounting Officer)
     Thomas J. McDonald

/s/ STEWART K.P. GROSS                               Director                             April 28, 2000
---------------------------------------------------
     Stewart K.P. Gross

/s/ C. SAMANTHA CHEN                                 Director                             April 28, 2000
---------------------------------------------------
     C. Samantha Chen

                                                     Director                             April   , 2000
---------------------------------------------------
     James Adkisson

/s/ WILLIAM T. COLEMAN III                           Director                             April 28, 2000
---------------------------------------------------
     William T. Coleman III

                                                                       EXHIBIT A

                            SELECTED FINANCIAL DATA

                                                       PERIOD FROM
                                                      INCORPORATION
                                                    (OCTOBER 15, 1997)    YEAR ENDED     YEAR ENDED
                                                      TO JANUARY 31,      JANUARY 31,    JANUARY 31,
                                                           1998              1999           2000
                                                    ------------------    -----------    -----------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue...........................................       $     --         $       --     $    4,191
Cost of revenue...................................             --                 --            758
                                                         --------         ----------     ----------
  Gross profit....................................             --                 --          3,433
Operating expenses:
  Research and development........................            178              4,117          8,647
  Selling and marketing...........................             --              1,671          8,961
  General and administrative......................            649              2,821          4,371
  Amortization of deferred compensation...........             --                 --            372
                                                         --------         ----------     ----------
     Total operating expenses.....................            827              8,609         22,351
                                                         --------         ----------     ----------
Interest income, net..............................              3                336           (265)
                                                         --------         ----------     ----------
     Net loss.....................................       $   (824)        $   (8,273)    $  (19,183)
                                                         ========         ==========     ==========
Net loss per share(1):
  Basic and diluted...............................       $  (1.28)        $    (5.64)    $   (11.98)
                                                         --------         ----------     ----------
  Basic and diluted weighted average common shares
     outstanding..................................        645,185          1,466,085      1,915,051
                                                         --------         ----------     ----------
Pro forma net loss per share(1):
  Pro forma basic and diluted.....................                        $    (1.70)    $    (2.84)
                                                                          ----------     ----------
  Pro forma basic and diluted weighted average
     common shares outstanding....................                         4,872,043      8,077,512
                                                                          ==========     ==========

                                                       AS OF         AS OF
                                                    JANUARY 31,   JANUARY 31,     AS OF JANUARY 31, 2000
                                                       1998          1999         ACTUAL      PRO FORMA(2)
                                                    -----------   -----------   -----------   ------------
                                                                        (IN THOUSANDS)
BALANCE SHEETS DATA:
Cash, cash equivalents and short-term
  investments.....................................    $7,022        $3,965        $   735       $ 41,280
Working capital...................................     6,319         2,726         (6,915)        36,323
Total assets......................................     7,022         4,551          3,112         43,657
Long-term liabilities.............................        --            --             --             --
Stockholders' equity (deficit)....................     6,319         3,195         (6,357)        38,701

---------------
(1) See Note 2(e) of Notes to Consolidated Financial Statements of SkillSoft for the determination of shares used in computing basic and diluted net loss per common share and pro forma basic and diluted net loss per common share.

(2) See Note (c) of Notes to Consolidated Financial Statements of SkillSoft for a description of the transactions reflected in the January 31, 2000 pro forma balance sheet data.

                                                                       EXHIBIT B

                                     INDEX

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  27
Consolidated Balance Sheets as of January 31, 1999 and 2000,
  and Pro Forma January 31, 2000 (unaudited)................  28
Consolidated Statements of Operations for the Period from
  Incorporation (October 15, 1997) to January 31, 1998 and
  for the Years Ended January 31, 1999 and 2000.............  29
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Loss for the Period from Incorporation
  (October 15, 1997) to January 31, 1998 and for the Years
  Ended January 31, 1999 and 2000, and Pro Forma January 31,
  2000 (unaudited)..........................................  30
Consolidated Statements of Cash Flows for the Period from
  Incorporation (October 15, 1997) to January 31, 1998 and
  for the Years Ended January 31, 1999 and 2000.............  32
Notes to Consolidated Financial Statements..................  33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SkillSoft Corporation:

     We have audited the accompanying consolidated balance sheets of SkillSoft Corporation (a Delaware corporation) as of January 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss and cash flows for the period from incorporation (October 15, 1997) to January 31, 1998 and for the years ended January 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkillSoft Corporation as of January 31, 1999 and 2000 and the results of its operations and its cash flows for the period from incorporation (October 15, 1997) to January 31, 1998 and for the years ended January 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 23, 2000

                             SKILLSOFT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                              JANUARY 31,
                                                              -------------------------------------------
                                                                                                 2000
                                                                                              PRO FORMA
                                                                 1999            2000        (NOTE 2(C))
                                                              -----------    ------------    ------------
                                                                                             (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   623,322    $    734,595    $ 41,279,686
  Short-term investments....................................    3,341,702              --              --
  Accounts receivable, less reserves of $25,000 at January
    31, 2000................................................           --         422,713         422,713
  Prepaid expenses and other current assets.................      116,144       1,397,028       1,397,028
                                                              -----------    ------------    ------------
    Total current assets....................................    4,081,168       2,554,336      43,099,427
Property and Equipment, at cost:
  Computer equipment........................................      357,719         535,909         535,909
  Furniture and fixtures....................................      173,456         276,727         276,727
  Leasehold improvements....................................       23,944          58,063          58,063
                                                              -----------    ------------    ------------
                                                                  555,119         870,699         870,699
  Less -- Accumulated depreciation and amortization.........       85,726         312,647         312,647
                                                              -----------    ------------    ------------
                                                                  469,393         558,052         558,052
                                                              -----------    ------------    ------------
                                                              $ 4,550,561    $  3,112,388    $ 43,657,479
                                                              ===========    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Line of credit............................................  $        --    $  4,513,209    $         --
  Accounts payable..........................................      210,741         702,557         702,557
  Accrued expenses..........................................    1,144,703       2,834,030       2,834,030
  Deferred revenue..........................................           --       1,419,990       1,419,990
                                                              -----------    ------------    ------------
    Total current liabilities...............................    1,355,444       9,469,786       4,956,577
Commitments and Contingencies (Note 5)
Stockholders' Equity (Deficit):
  Series A convertible preferred stock, $.001 par value --
    Authorized, issued and outstanding -- 4,000,000 shares
      at January 31, 1999 and 2000, no shares pro forma
      (liquidation preference of $8,143,333 at January 31,
      2000).................................................    6,957,774       6,957,774              --
  Series B convertible preferred stock, $.001 par value --
    Authorized -- 4,761,905 shares
    Issued and outstanding -- 2,380,953 and 4,761,905 shares
      at January 31, 1999 and 2000, respectively, no shares
      pro forma (liquidation preference of $10,966,666 at
      January 31, 2000).....................................    4,993,767       9,993,661              --
  Series C convertible preferred stock, $.001 par value --
    Authorized -- 3,174,603 shares
    Issued and outstanding -- 1,195,238 shares at January
      31, 2000, no shares pro forma (liquidation preference
      of $3,915,600 at January 31, 2000)....................           --       3,758,821              --
  Class A common stock, $.001 par value --
    Authorized -- 26,000,000 shares
    Issued and outstanding -- 2,464,000 and 2,848,072 shares
      at January 31, 1999 and 2000, respectively, no shares
      pro forma.............................................        2,464           2,848              --
  Common stock, $.001 par value --
    Authorized -- 50,000,000 shares
    Issued and outstanding -- No shares at January 31, 1999
      and 2000, 13,051,167 shares pro forma (see Note
      2(c)).................................................           --              --          13,051
  Additional paid-in capital................................      644,336       7,460,320      73,218,673
  Warrants outstanding......................................           --         319,228         319,228
  Deferred compensation.....................................           --      (2,479,910)     (2,479,910)
  Notes receivable from stockholders........................     (306,250)       (339,063)       (339,063)
  Accumulated deficit.......................................   (9,096,974)    (32,045,346)    (32,045,346)
  Cumulative translation adjustment.........................           --          14,269          14,269
                                                              -----------    ------------    ------------
    Total stockholders' equity (deficit)....................    3,195,117      (6,357,398)    (38,700,902)
                                                              -----------    ------------    ------------
                                                              $ 4,550,561    $  3,112,388    $ 43,657,479
                                                              ===========    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             SKILLSOFT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATION

                                                    PERIOD FROM
                                                   INCORPORATION
                                                 (OCTOBER 15, 1997)      YEARS ENDED JANUARY 31,
                                                   TO JANUARY 31,      ---------------------------
                                                        1998              1999            2000
                                                 ------------------    -----------    ------------
Revenue........................................      $      --         $        --    $  4,190,547
Cost of Revenue(1).............................             --                  --         757,849
                                                     ---------         -----------    ------------
     Gross profit..............................             --                  --       3,432,698
Operating Expenses:
  Research and development(1)..................        177,836           4,117,187       8,647,053
  Selling and marketing(1).....................             --           1,671,225       8,960,651
  General and administrative(1)................        649,404           2,820,646       4,371,463
  Amortization of deferred compensation........             --                  --         371,641
                                                     ---------         -----------    ------------
     Total operating expenses..................        827,240           8,609,058      22,350,808
Interest Income................................          2,807             336,517         156,356
Interest Expense...............................             --                  --        (421,618)
                                                     ---------         -----------    ------------
     Net loss..................................       (824,433)         (8,272,541)    (19,183,372)
Preferred Stock Dividend.......................             --                  --       3,765,000
                                                     ---------         -----------    ------------
     Net loss attributable to Common
       Shareholders............................      $(824,433)        $(8,272,541)   $(22,948,372)
                                                     =========         ===========    ============
Net Loss Per Share (Note 2(e)):
  Basic and diluted............................      $   (1.28)        $     (5.64)   $     (11.98)
                                                     =========         ===========    ============
  Basic and diluted weighted average common
     shares outstanding........................        645,185           1,466,085       1,915,051
                                                     =========         ===========    ============
Pro Forma Net Loss Per Share (unaudited ) (Note
  2(e)):
  Pro forma basic and diluted..................                        $     (1.70)   $      (2.84)
                                                                       ===========    ============
  Pro forma basic and diluted weighted average
     common shares outstanding.................                          4,872,043       8,077,512
                                                                       ===========    ============

---------------
(1) Excludes amortization of deferred compensation (see Note 6(d))

  The accompanying notes are an integral part of these consolidated financial statements.

                             SKILLSOFT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

                                                    CONVERTIBLE PREFERRED STOCK
                           ------------------------------------------------------------------------------           CLASS A
                                   SERIES A                   SERIES B                   SERIES C                COMMON STOCK
                           ------------------------   ------------------------   ------------------------   -----------------------
                             NUMBER      CARRYING       NUMBER      CARRYING       NUMBER      CARRYING       NUMBER      $.001 PAR
                           OF SHARES       VALUE      OF SHARES       VALUE      OF SHARES       VALUE       OF SHARES      VALUE
                           ----------   -----------   ----------   -----------   ----------   -----------   -----------   ---------
INCORPORATION (OCTOBER
 15, 1997)...............          --   $        --           --   $        --           --   $        --            --    $    --
 Initial
   capitalization........          --            --           --            --           --            --     1,340,000      1,340
 Issuance of Series A
   convertible preferred
   stock, net of issuance
   costs of $42,226......   4,000,000     6,957,774           --            --           --            --            --         --
 Net loss................          --            --           --            --           --            --            --         --
                           ----------   -----------   ----------   -----------   ----------   -----------   -----------    -------
 Comprehensive net loss
   for the period from
   Incorporation to
   January 31, 1998......
BALANCE, JANUARY 31,
 1998....................   4,000,000     6,957,774           --            --           --            --     1,340,000      1,340
 Issuance of Class A
   restricted common
   stock.................          --            --           --            --           --            --     1,124,000      1,124
 Issuance of Series B
   convertible preferred
   stock, net of issuance
   costs of $6,234.......          --            --    2,380,953     4,993,767           --            --            --         --
 Net loss................          --            --           --            --           --            --            --         --
                           ----------   -----------   ----------   -----------   ----------   -----------   -----------    -------
 Comprehensive net loss
   for the year ended
   January 31, 1999......
BALANCE, JANUARY 31,
 1999....................   4,000,000     6,957,774    2,380,953     4,993,767           --            --     2,464,000      2,464
 Issuance of Class A
   restricted common
   stock.................          --            --           --            --           --            --       340,000        340
 Issuance of Series B
   convertible preferred
   stock, net of issuance
   costs of $106.........          --            --    2,380,952     4,999,894           --            --            --         --
 Issuance of Series C
   convertible preferred
   stock, net of issuance
   costs of $6,179.......          --            --           --            --    1,195,238     3,758,821            --         --
 Deferred compensation
   related to grants of
   stock options and
   issuances of Class A
   restricted common
   stock.................          --            --           --            --           --            --            --         --
 Amortization of deferred
   compensation..........          --            --           --            --           --            --            --         --
 Exercise of stock
   options...............          --            --           --            --           --            --        44,072         44
 Warrants granted in
   connection with line
   of credit.............          --            --           --            --           --            --            --         --
 Translation
   adjustment............          --            --           --            --           --            --            --         --


                                COMMON STOCK                                                      NOTES
                           ----------------------   ADDITIONAL                                  RECEIVABLE
                             NUMBER     $.001 PAR     PAID-IN      WARRANTS       DEFERRED         FROM       ACCUMULATED
                           OF SHARES      VALUE       CAPITAL     OUTSTANDING   COMPENSATION   STOCKHOLDERS     DEFICIT
                           ----------   ---------   -----------   -----------   ------------   ------------   ------------
INCORPORATION (OCTOBER
 15, 1997)...............          --    $    --    $        --    $     --     $        --     $      --     $         --
 Initial
   capitalization........          --         --        350,410          --              --      (166,250)              --
 Issuance of Series A
   convertible preferred
   stock, net of issuance
   costs of $42,226......          --         --             --          --              --            --               --
 Net loss................          --         --             --          --              --            --         (824,433)
                           ----------    -------    -----------    --------     -----------     ---------     ------------
 Comprehensive net loss
   for the period from
   Incorporation to
   January 31, 1998......
BALANCE, JANUARY 31,
 1998....................          --         --        350,410          --              --      (166,250)        (824,433)
 Issuance of Class A
   restricted common
   stock.................          --         --        293,926          --              --      (140,000)              --
 Issuance of Series B
   convertible preferred
   stock, net of issuance
   costs of $6,234.......          --         --             --          --              --            --               --
 Net loss................          --         --             --          --              --            --       (8,272,541)
                           ----------    -------    -----------    --------     -----------     ---------     ------------
 Comprehensive net loss
   for the year ended
   January 31, 1999......
BALANCE, JANUARY 31,
 1999....................          --         --        644,336          --              --      (306,250)      (9,096,974)
 Issuance of Class A
   restricted common
   stock.................          --         --        187,910          --              --       (32,813)              --
 Issuance of Series B
   convertible preferred
   stock, net of issuance
   costs of $106.........          --         --             --          --              --            --               --
 Issuance of Series C
   convertible preferred
   stock, net of issuance
   costs of $6,179.......          --         --      3,765,000          --              --            --       (3,765,000)
 Deferred compensation
   related to grants of
   stock options and
   issuances of Class A
   restricted common
   stock.................          --         --      2,851,551          --      (2,851,551)           --               --
 Amortization of deferred
   compensation..........          --         --             --          --         371,641            --               --
 Exercise of stock
   options...............          --         --         11,523          --              --            --               --
 Warrants granted in
   connection with line
   of credit.............          --         --             --     319,228              --            --               --
 Translation
   adjustment............          --         --             --          --              --            --               --


                                             TOTAL
                           CUMULATIVE    STOCKHOLDERS
                           TRANSLATION      EQUITY       COMPREHENSIVE
                           ADJUSTMENT      (DEFICIT)         LOSS
                           -----------   -------------   -------------
INCORPORATION (OCTOBER
 15, 1997)...............    $    --     $         --
 Initial
   capitalization........         --          185,500
 Issuance of Series A
   convertible preferred
   stock, net of issuance
   costs of $42,226......         --        6,957,774
 Net loss................         --         (824,433)   $   (824,433)
                             -------     ------------    ------------
 Comprehensive net loss
   for the period from
   Incorporation to
   January 31, 1998......                                $   (824,433)
BALANCE, JANUARY 31,
 1998....................         --        6,318,841
 Issuance of Class A
   restricted common
   stock.................         --          155,050
 Issuance of Series B
   convertible preferred
   stock, net of issuance
   costs of $6,234.......         --        4,993,767
 Net loss................         --       (8,272,541)   $ (8,272,541)
                             -------     ------------    ------------
 Comprehensive net loss
   for the year ended
   January 31, 1999......                                $ (8,272,541)
BALANCE, JANUARY 31,
 1999....................         --        3,195,117
 Issuance of Class A
   restricted common
   stock.................         --          155,437
 Issuance of Series B
   convertible preferred
   stock, net of issuance
   costs of $106.........         --        4,999,894
 Issuance of Series C
   convertible preferred
   stock, net of issuance
   costs of $6,179.......         --        3,758,821
 Deferred compensation
   related to grants of
   stock options and
   issuances of Class A
   restricted common
   stock.................         --               --
 Amortization of deferred
   compensation..........         --          371,641
 Exercise of stock
   options...............         --           11,567
 Warrants granted in
   connection with line
   of credit.............         --          319,228
 Translation
   adjustment............     14,269           14,269    $     14,269

                                                    CONVERTIBLE PREFERRED STOCK
                           ------------------------------------------------------------------------------           CLASS A
                                   SERIES A                   SERIES B                   SERIES C                COMMON STOCK
                           ------------------------   ------------------------   ------------------------   -----------------------
                             NUMBER      CARRYING       NUMBER      CARRYING       NUMBER      CARRYING       NUMBER      $.001 PAR
                           OF SHARES       VALUE      OF SHARES       VALUE      OF SHARES       VALUE       OF SHARES      VALUE
                           ----------   -----------   ----------   -----------   ----------   -----------   -----------   ---------
 Net loss................          --            --           --            --           --            --            --         --
                           ----------   -----------   ----------   -----------   ----------   -----------   -----------    -------
 Comprehensive net loss
   for the year ended
   January 31, 2000......
BALANCE, JANUARY 31,
 2000....................   4,000,000     6,957,774    4,761,905     9,993,661    1,195,238     3,758,821     2,848,072      2,848
 Issuance of Common
   Stock, net of issuance
   costs of $4,851,700
   (unaudited)...........          --            --           --            --           --            --            --         --
 Conversion of Class A
   common stock into
   common stock
   (unaudited)...........          --            --           --            --           --            --    (2,848,072)    (2,848)
 Conversion of
   convertible preferred
   stock into common
   stock (unaudited).....  (4,000,000)   (6,957,774)  (4,761,905)   (9,993,661)  (1,195,238)   (3,758,821)           --         --
                           ----------   -----------   ----------   -----------   ----------   -----------   -----------    -------
PRO FORMA BALANCE,
 JANUARY 31, 2000
 (UNAUDITED).............          --   $        --           --   $        --           --   $        --            --    $    --
                           ==========   ===========   ==========   ===========   ==========   ===========   ===========    =======


                                COMMON STOCK                                                      NOTES
                           ----------------------   ADDITIONAL                                  RECEIVABLE
                             NUMBER     $.001 PAR     PAID-IN      WARRANTS       DEFERRED         FROM       ACCUMULATED
                           OF SHARES      VALUE       CAPITAL     OUTSTANDING   COMPENSATION   STOCKHOLDERS     DEFICIT
                           ----------   ---------   -----------   -----------   ------------   ------------   ------------
 Net loss................          --         --             --          --              --            --      (19,183,372)
                           ----------    -------    -----------    --------     -----------     ---------     ------------
 Comprehensive net loss
   for the year ended
   January 31, 2000......
BALANCE, JANUARY 31,
 2000....................          --         --      7,460,320     319,228      (2,479,910)     (339,063)     (32,045,346)
 Issuance of Common
   Stock, net of issuance
   costs of $4,851,700
   (unaudited)...........   3,565,000      3,565     45,054,735          --              --            --               --
 Conversion of Class A
   common stock into
   common stock
   (unaudited)...........   2,848,072      2,848             --          --              --            --               --
 Conversion of
   convertible preferred
   stock into common
   stock (unaudited).....   6,638,095      6,638     20,703,618          --              --            --               --
                           ----------    -------    -----------    --------     -----------     ---------     ------------
PRO FORMA BALANCE,
 JANUARY 31, 2000
 (UNAUDITED).............  13,051,167    $13,051    $73,218,673    $319,228     $(2,479,910)    $(339,063)    $(32,045,346)
                           ==========    =======    ===========    ========     ===========     =========     ============


                                             TOTAL
                           CUMULATIVE    STOCKHOLDERS
                           TRANSLATION      EQUITY       COMPREHENSIVE
                           ADJUSTMENT      (DEFICIT)         LOSS
                           -----------   -------------   -------------
 Net loss................         --      (19,183,372)    (19,183,372)
                             -------     ------------    ------------
 Comprehensive net loss
   for the year ended
   January 31, 2000......                                $(19,169,103)
BALANCE, JANUARY 31,
 2000....................     14,269       (6,357,398)
 Issuance of Common
   Stock, net of issuance
   costs of $4,851,700
   (unaudited)...........         --       45,058,300
 Conversion of Class A
   common stock into
   common stock
   (unaudited)...........         --               --
 Conversion of
   convertible preferred
   stock into common
   stock (unaudited).....         --               --
                             -------     ------------
PRO FORMA BALANCE,
 JANUARY 31, 2000
 (UNAUDITED).............    $14,269     $ 38,700,902
                             =======     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             SKILLSOFT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      PERIOD FROM
                                                     INCORPORATION
                                                     (OCTOBER 15,
                                                       1997) TO         YEARS ENDED JANUARY 31,
                                                      JANUARY 31,     ---------------------------
                                                         1998            1999            2000
                                                     -------------    -----------    ------------
Cash Flows from Operating Activities:
  Net loss.........................................   $  (824,433)    $(8,272,541)   $(19,183,372)
  Adjustments to reconcile net loss to net cash
     used in operating activities --
     Amortization of deferred compensation.........            --              --         371,641
     Interest expense related to warrants..........            --              --         319,228
     Accrued interest expense......................            --              --          13,209
     Depreciation and amortization.................            --          85,726         227,025
     Provision for bad debts.......................            --              --          25,000
     Changes in current assets and liabilities --
       Accounts receivable.........................            --              --        (447,715)
       Prepaid expenses and other current assets...            --        (116,144)     (1,281,836)
       Accounts payable............................        78,537         132,204         492,500
       Accrued expenses............................       624,592         520,111       1,690,683
       Deferred revenue............................            --              --       1,420,537
                                                      -----------     -----------    ------------
          Net cash used in operating activities....      (121,304)     (7,650,644)    (16,353,100)
                                                      -----------     -----------    ------------
Cash Flows from Investing Activities:
  Purchases of property and equipment..............            --        (555,119)       (316,204)
  Purchases of short-term investments..............    (4,371,333)     (3,341,702)     (9,868,310)
  Maturity of short-term investments...............            --       4,371,333      13,210,012
                                                      -----------     -----------    ------------
          Net cash (used in) provided by investing
            activities.............................    (4,371,333)        474,512       3,025,498
Cash Flows from Financing Activities:
  Issuance of Series A convertible preferred stock,
     net of issuance costs.........................     6,957,774              --              --
  Issuance of Series B convertible preferred stock,
     net of issuance costs.........................            --       4,993,767       4,999,894
  Issuance of Series C convertible preferred stock,
     net of issuance costs.........................            --              --       3,758,821
  Issuance of Class A common stock.................       185,500              --              --
  Issuance of Class A restricted common stock......            --         155,050         155,437
  Exercise of stock options........................            --              --          11,567
  Proceeds from Line of Credit.....................            --              --       4,500,000
                                                      -----------     -----------    ------------
          Net cash provided by financing
            activities.............................     7,143,274       5,148,817      13,425,719
                                                      -----------     -----------    ------------
Effect of Exchange Rate Changes on Cash............            --              --          13,156
                                                      -----------     -----------    ------------
Net Increase (Decrease) in Cash and Cash
  Equivalents......................................     2,650,637      (2,027,315)        111,273
Cash and Cash Equivalents, beginning of period.....            --       2,650,637         623,322
                                                      -----------     -----------    ------------
Cash and Cash Equivalents, end of period...........   $ 2,650,637     $   623,322    $    734,595
                                                      ===========     ===========    ============
Supplemental Disclosure of Noncash Financing
  Transactions:
  Issuance of Class A restricted common stock for
     notes receivable from stockholders............   $   166,250     $   140,000    $     32,813
                                                      ===========     ===========    ============
  Preferred stock dividend due to beneficial
     conversion feature of Series C convertible
     preferred stock...............................   $        --     $        --    $  3,765,000
                                                      ===========     ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             SKILLSOFT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000

(1) OPERATIONS

     SkillSoft Corporation (the Company) was incorporated in Delaware on October 15, 1997. The Company commenced operations on January 8, 1998 in conjunction with its initial round of financing. The Company is a provider of web-based training resources that cover a variety of professional effectiveness and business topics.

     On February 4, 2000, the Company closed its initial public offering of 3,100,000 shares of common stock at a public offering price of $14 per share. On February 15, 2000, in connection with the exercise of the underwriters' over-allotment option, the Company issued an additional 465,000 shares of common stock at the initial public offering price of $14 per share. Net proceeds to the Company from the initial public offering and the exercise of the over-allotment option were approximately $45,000,000.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

  (b) Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (c) Unaudited Pro Forma Presentation

     Since the close of the Company's initial public offering on February 4, 2000, the Company has had a single class of common stock. All shares of Class A common stock issued and outstanding were converted into a new single class of common stock in connection with the offering.

     The unaudited pro forma balance sheet as of January 31, 2000 and the pro forma net loss per share for the year ended January 31, 2000 reflect the automatic conversion of all outstanding shares of Series A, Series B and Series C convertible preferred stock into 6,638,095 shares of common stock, which occurred upon the closing of the Company's initial public offering. In addition, the unaudited Pro Forma Balance Sheet reflects (i) the sale of 3,565,000 shares of common stock and the receipt of $45,058,300 of net proceeds in connection with the Company's initial public offering and the exercise of the underwriters' over-allotment option, and (ii) the subsequent payoff of the line of credit with $4,513,209 of the net proceeds.

  (d) Revenue Recognition

     The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4. The Company derives revenue primarily pursuant to license agreements under which customers license usage of delivered products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers are generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within the Company's course library.

     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specified the entire set of licensed courses to be delivered and those courses are

                             SKILLSOFT CORPORATION
available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract. License fees for subsequent years of multiyear license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above or, if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries or flexible payment terms, or if the customer licenses all courses currently available and to be developed during a particular term.

     The Company also derives service revenue from installation and technical support, extranet hosting and online mentoring services, which is recognized as revenue as the service is performed. For the year ended January 31, 2000, the Company recognized approximately $115,000 of service revenue. The Company may offer payment terms generally up to six months from the initial shipment date or anniversary date for multi-year agreements to some of its customers. The cost of satisfying any Post Contract Support (PCS) is accrued and included in deferred revenue at the time revenue is recognized, as PCS fees are included in the annual license fee. The estimated cost of providing PCS during the agreements is insignificant and the Company does not offer it separately. Unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent. For multi-element agreements, vendor specific objective evidence exists to allocate the total fee to the elements of the agreement. Deferred revenue represents the undelivered portion of first year license fees and PCS for which the Company has received payment.

  (e) Net Loss Per Share

     Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same, as outstanding unvested shares of restricted common stock, common stock options and convertible preferred stock are antidilutive because the Company has recorded a net loss for all periods presented. Unvested shares of restricted common stock and common stock options totaling 0, 661,302, and 1,421,212 weighted average common shares have been excluded from the computation of diluted weighted average shares outstanding for the period from incorporation (October 15, 1997) to January 31, 1998 and for the years ended January 31, 1999 and 2000, respectively. Warrants to purchase 60,606 shares of common stock outstanding at January 31, 2000, have also been excluded from the computation of diluted weighted average shares outstanding for the year ended January 31, 2000. Shares of common stock issuable upon the conversion of outstanding convertible preferred stock have also been excluded for all periods presented. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 98, Earnings Per Share in an Initial Public Offering, there were no issuances of the Company's common stock at nominal consideration prior to the Company's initial public offering in February 2000.

     The calculation of pro forma net loss per common share assumes that all Series A, Series B and Series C convertible preferred stock had been converted to common stock as of the issuance date.

  (f) Foreign Currency Translation

     Assets and liabilities of the foreign subsidiary are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. In accordance with SFAS No. 52, assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders' equity (deficit). Gains and losses arising from transactions denominated in foreign currencies were not material for the periods presented.

                             SKILLSOFT CORPORATION

  (g) Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 1999 and 2000, cash equivalents consisted mainly of money market funds. The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. At January 31, 1999, the Company's investments consisted of held-to-maturity securities that are investments in high grade commercial paper instruments, short-term notes and U.S. Treasury bills. All of these investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

  (h) Depreciation and Amortization

     The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives, on a straight-line basis, as follows:

                                                                ESTIMATED
                                                              USEFUL LIVES
                                                              ------------
Computer equipment..........................................  2-3 years
Furniture and fixtures......................................  5 years
Leasehold improvements......................................  Life of lease

  (i) Software Development Costs and Research and Development Expenses

          SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. As a result, the Company has not capitalized software development costs as of January 31, 1999 and 2000.

     The Company charges all research and development expenses, which include course content development fees, to operations as incurred.

  (j) Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from nonowner sources. Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders' equity (deficit) and comprehensive loss.

  (k) Fair Value of Financial Instruments

     Financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and line of credit. The carrying amounts of these instruments approximate their fair value.

                             SKILLSOFT CORPORATION

  (l) Concentrations of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company's accounts receivable credit risk is concentrated domestically, because for year ended January 31, 2000, all revenue was derived from domestic customers. For the year ended and at January 31, 2000, the Company had a customer that individually comprised 22% and 40% of the Company's total revenue and accounts receivable, respectively.

  (m) Disclosures About Segments of an Enterprise

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended January 31, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

  (n) Long-Lived Assets

     The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with the carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying value of these assets is realizable and to date has not recorded any impairment charges.

  (o) Recent Accounting Pronouncements

     In December 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 requires use of the residual method of recognition of revenues when vendor-specific objective evidence exists for undelivered elements, but does not exist for delivered elements of a software arrangement. The Company will be required to comply with the provisions of SOP 98-9 for applicable transactions entered into beginning February 1, 2000. The Company does not expect that the adoption of SOP 98-9 will have a material effect on its financial position or operating results.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, is effective for periods beginning after June 15, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

                             SKILLSOFT CORPORATION

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition. This bulletin established guidelines for revenue recognition and is effective for periods beginning after March 15, 2000. The Company does not expect that the adoption of this guidance will have a material impact on its financial condition or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25. The Interpretation clarifies the application of Opinion 25 in certain situations, as defined. The Interpretation is effective as of July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by this Interpretation occur during the period after December 15, 1998, but before the effective date of the Interpretation, the effects of applying this Interpretation will be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the Interpretation, (a) no adjustments will be made to financial statements for periods before the effective date and (b) no expense will be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company does not expect the adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

(3) NOTES RECEIVABLE FROM STOCKHOLDERS

     In December 1997, the Company issued 633,333 shares of Class A common stock to a founder of the Company in exchange for a note receivable equal to the fair market value of the shares. The note receivable accrues interest at a rate of 6.2% per annum and the principal and all outstanding interest are due upon the maturity of the note in December 2002. The balance on this note receivable is $166,250 at January 31, 1999 and 2000, and is included as a reduction of stockholders' equity in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity (deficit).

     During the fiscal year ended January 31, 1999, the Company issued a total of 533,333 shares of Class A restricted common stock to three founders of the Company in exchange for notes receivable equal to the fair market value of the shares. The shares vest ratably on a monthly basis over three years (see Note 6(c)). The notes receivable accrue interest at a rate of 5.77% per annum and the principal and all outstanding interest are due upon the maturity of the notes in June 2003. The total balance of these notes receivable is $140,000 at January 31, 1999 and 2000 and is included as a reduction of stockholders' equity in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity (deficit).

     During March 1999, the Company issued a total of 125,000 shares of Class A restricted common stock to several officers and employees of the Company in exchange for notes receivable equal to the fair market value of the shares. The shares vest ratably on a monthly basis over three years (see Note 6(c)). The notes receivable accrue interest at a rate of 4.83% per annum and the principal and all outstanding interest are due upon the maturity of the notes in March 2004. The total balance of these notes receivable is $32,813 at January 31, 2000, and is included as a reduction of stockholders' equity in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity (deficit).

     See Note 6(c) for the restrictions on the Class A Restricted Common Stock.

(4) INCOME TAXES

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

                             SKILLSOFT CORPORATION

     No provision for federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented. As of January 31, 1999 and 2000, the Company had net operating loss carryforwards of approximately $3,741,000 and $24,439,000, respectively, available to reduce future income taxes, if any. The Company also has available federal tax credit carryforwards of approximately $120,000 and $230,000 at January 31, 1999 and 2000, respectively. If not utilized, these carryforwards expire at various dates through the fiscal year ended January 31, 2020. If substantial changes in the Company's ownership should occur, as defined by Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards that can be realized in future periods. The Company has completed several financings since its inception and has incurred ownership changes as defined under the Code. The Company does not believe that these changes in ownership will have a material impact on its ability to use its net operating loss and tax credit carryforwards.

     Net deferred tax assets consist of the following:

                                                           JANUARY 31,
                                                   ---------------------------
                                                      1999            2000
                                                   -----------    ------------
Net operating loss carryforwards.................  $ 1,272,000    $  9,433,000
Nondeductible expenses and reserves..............    2,072,000       1,447,000
Tax credits......................................      120,000         230,000
                                                   -----------    ------------
                                                     3,464,000      11,110,000
Less -- Valuation allowance......................   (3,464,000)    (11,110,000)
                                                   -----------    ------------
                                                   $        --    $         --
                                                   ===========    ============

     Due to the Company's history of operating losses, there is significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforwards. Accordingly, the Company has provided a full valuation allowance against its otherwise recognizable deferred tax assets as of January 31, 1999 and 2000.

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                    JANUARY 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Income tax provision at federal statutory rate..............  (34.0)%  (34.0)%  (34.0)%
Increase (decrease) in tax resulting from --
  State tax provision, net of federal benefit...............   (4.6)    (4.6)    (4.6)
  Increase in valuation allowance...........................   38.6     38.6     38.6
                                                              -----    -----    -----
     Effective tax rate.....................................     --%      --%      --%
                                                              =====    =====    =====

(5) COMMITMENTS AND CONTINGENCIES

  (a) Line of Credit with a Financial Institution

     In June 1999, the Company entered into a working capital credit facility agreement with a financial institution, which expires on June 30, 2000 and is automatically renewable for additional one-year terms. This agreement was amended in December 1999. Under the working capital line of credit, the Company may borrow up to the lesser of $12,000,000 or the sum of 80% of eligible accounts receivable, as defined, and $1,000,000. Borrowings bear interest at the LIBOR (6.75% at January 31, 2000) plus 4.875%. The working capital line of credit is collateralized by substantially all assets of the Company. The agreement contains certain covenants, with which, as of January 31, 2000, the Company was in compliance. As of January 31, 2000, there was $4,513,209 outstanding under the working capital line of credit and approximately $5,140,000

                             SKILLSOFT CORPORATION
was available for borrowing. In February 2000, upon the closing of the Company's initial public offering, the working capital line of credit was paid-off in full.

     In conjunction with the December 1999 amendment, the Company granted warrants to purchase 60,606 shares of Class A common stock at an exercise price of $8.25 per share to the financial institution. The Company has valued the warrants at $319,228 using the Black-Scholes option pricing model. This amount was charged to interest expense in the accompanying consolidated statement of operations for the year ended January 31, 2000, the period representing the estimated term of the borrowings.

  (b) Leases

     The Company leases its facility and certain equipment and furniture under operating lease agreements that expire at various dates through January 2002. Included in the accompanying statements of operations is rent expense for the leased facility and equipment of approximately $0, $55,000 and $134,000 for the period from incorporation (October 15, 1997) to January 31, 1998 and for the years ended January 31, 1999 and 2000, respectively.

     Future minimum lease payments under the operating lease agreements are approximately as follows:

FISCAL YEAR
-----------
2001..............................................  $516,000
2002..............................................   142,000
                                                    --------
                                                    $658,000
                                                    ========

  (c) Litigation

     In May 1998, the former employer of several of the Company's executive officers and key employees filed a lawsuit against the Company, the three executive officers and the key employee. The former employer claims in substance that the Company's President and Chief Executive Officer breached his fiduciary obligations to his former employer by misappropriating alleged trade secrets, commencing a rival concern and interfering with employment relationships by soliciting other employees to join the Company while employed by their former employer; that the Company's Vice President, Worldwide Sales and Marketing breached his fiduciary obligations to his former employer by assisting the Company's President and Chief Executive Officer in these activities; that the other individuals allegedly misappropriated alleged trade secrets; and that the Company misappropriated alleged trade secrets and allegedly interfered with employment relationships. The claims seek injunctive relief and compensatory damages of $400,000,000, exemplary damages in the additional amount of $400,000,000, additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages in excess of $70,000,000. Management denies all allegations and believes that it has meritorious defenses to all claims and intends to vigorously defend its positions. It is not possible to predict the outcome of this litigation. Regardless of the outcome, this litigation will continue to result in significant expenses and may divert the efforts and attention of the Company's management from normal business operations and may have a material adverse impact on the Company's business, financial condition or results of operations. In connection with the defense of this lawsuit, the Company has recorded as expense legal fees of $416,717 and $1,919,831 for the fiscal years ended January 31, 1999 and 2000, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

                             SKILLSOFT CORPORATION

(6) STOCKHOLDERS' EQUITY

  (a) Convertible Preferred Stock

     Prior to its initial public offering, the Company had authorized the issuance of 13,000,000 shares of convertible preferred stock (the Preferred Stock), $.001 par value, of which 4,000,000, 4,761,905 and 3,174,603 shares have been designated as Series A, Series B and Series C Preferred Stock, respectively.

     At January 31, 2000, 1,063,492 shares of Preferred Stock were undesignated for a particular series.

     In January 1998, the Company issued 4,000,000 shares of Series A convertible preferred stock for gross proceeds of approximately $7,000,000. In August 1998, the Company issued 2,380,953 shares of Series B convertible preferred stock for gross proceeds of approximately $5,000,000. In February 1999, the Company issued the remaining 2,380,952 shares of Series B convertible preferred stock for gross proceeds of approximately $5,000,000. In August 1999, the Company issued 1,195,238 shares of Series C convertible preferred stock for gross proceeds of approximately $3,765,000, and an amount of $3,765,000 was allocated to the beneficial conversion feature in accordance with Emerging Issues Task Force Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios and was fully amortized through accumulated deficit on the date of issuance.

     The rights, preferences and privileges of the Preferred Stock were as follows:

     Voting Rights

          Each holder of outstanding shares of Preferred Stock was entitled to the number of votes equal to the number of whole shares of Class A common stock into which the shares of Series A, B and C Preferred Stock were then convertible.

     Dividends

          The holders of the Series A, B and C Preferred Stock were entitled to receive dividends of $0.14, $0.168 and $0.252 per share per annum, respectively, payable when and if declared by the Board of Directors of the Company. The Board of Directors has not declared dividends since the inception of the Company.

     Liquidation Preference

          In the event of any voluntary or involuntary liquidation, winding up or dissolution of the Company, the holders of the Company's Preferred Stock then outstanding were entitled to be paid out of the assets of the Company before any payment is made to common stockholders. The Series A, B and C preferred stockholders were entitled to be paid at a rate of $1.75, $2.10 and $3.15 per share, respectively, plus any declared but unpaid dividends. In addition, the preferred stockholders were entitled to a liquidation dividend of an amount equal to 8% of the original issuance price for each year that the shares have been outstanding.

          After payment of all preferential amounts required to be paid to holders of the Preferred Stock as set forth above, upon the involuntary liquidation, winding up or dissolution of the Company, the remaining assets and funds of the Company would have been distributed solely to the holders of the common stock.

     Conversion

          Each share of Series A, B and C Preferred Stock was convertible, at the option of the holder, at any time into .67 shares of common stock, subject to adjustment based on certain defined events.

                             SKILLSOFT CORPORATION

          Shares of Preferred Stock were convertible into Class A common stock, provided that the conversion did not cause the holder to possess greater than 49.9% of the total Class A common stock then outstanding and any additional shares were convertible to Class B common stock.

          In connection with the Company's initial public offering, all outstanding shares of Preferred Stock automatically converted into shares of common stock.

  (b) Recapitalization

     In December 1999, the Company effected a two-for-three reverse stock split of common stock outstanding. Accordingly, the accompanying financial statements and footnotes have been restated to reflect the stock split. Upon the closing of the Company's initial public offering, the certificate of incorporation was amended and restated to change the authorized capital stock to 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

  (c) Common Stock

     The Company has authorized the issuance of up to 50,000,000 shares of common stock, $.001 par value, of which 26,000,000 and 7,000,000 shares had been designated as Class A and Class B, respectively, prior to the Company's initial public offering. The voting, dividend and liquidation rights of the holders of the common stock are subject to, and qualified by, the rights of the holders of Preferred Stock. The Company has reserved 3,126,667 shares of common stock to be issued as either restricted stock awards or stock options under the 1998 Stock Incentive Plan discussed in Note 6(c). An additional 2,666,667, 3,174,603 and 2,116,402 shares of common stock were reserved for issuance upon the conversion of the Series A, B and C Preferred Stock, respectively.

     The holders of the Class A common stock were entitled to vote on all corporate matters, and the holders of the Class B common stock were not entitled to vote for any such matters except changes and amendments to the Class B shareholder rights and preferences.

     The Company issued 1,340,000 shares of Class A common stock, that were not part of the 1998 Stock Incentive Plan, to a founder of the Company and to several private investors in December 1997. Of these shares, 633,333 were issued to a founder of the Company in exchange for a full recourse note receivable (see
Note 3).

     During the fiscal year ended January 31, 1999, the Company issued an additional 1,124,000 shares of Class A restricted common stock pursuant to the 1998 Stock Incentive Plan. Of these shares, 533,333 were issued to three founders of the Company in exchange for full recourse notes receivable (see Note
3). These shares all vest ratably on a monthly basis over a three-year period; unvested shares are subject to the right of repurchase by the Company at the original sales price of the shares. In addition, these shares are subject to a restriction on transfer of ownership, and the Company holds a right of first refusal option upon the sale of the shares.

     During the year ended January 31, 2000, the Company issued an additional 340,000 shares of Class A restricted common stock pursuant to the 1998 Stock Incentive Plan. Of these shares, 125,000 were issued to several officers and employees of the Company in exchange for full recourse notes receivable (see
Note 3). These shares all vest over a three-year period; unvested shares are subject to the right of repurchase by the Company at the original sales price of the shares.

     As of January 31, 2000, a total of 671,870 shares of Class A restricted common stock are subject to the right of repurchase by the Company.

                             SKILLSOFT CORPORATION

     In connection with the Company's initial public offering, all issued and outstanding shares of Class A common stock were converted to a new class of common stock, and the certificate of incorporation was amended to eliminate the designation of the Class A and Class B common stock.

  (d) Stock Option Plan

     In February 1998, the Company adopted the 1998 Stock Incentive Plan (the
Plan), pursuant to which up to 3,126,667 shares of common stock may be issued over a 10-year period. Under the Plan, the Company may grant both incentive stock options and nonqualified stock options, as well as award or sell shares of common stock to employees, directors or outside consultants of the Company. All option grants, prices and vesting periods are determined by the Board of Directors. Incentive stock options may be granted at a price not less than 100% of the fair market value of the common stock on the date of grant and not less than 110% of the fair market value for a stockholder holding more than 10% of the Company's voting common stock.

     All stock option activity under the Plan for the fiscal years ended January 31, 1999 and 2000 is as follows:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                EXERCISE       EXERCISE
                                                   OPTIONS        PRICE         PRICE
                                                   -------    -------------    --------
  Granted........................................  290,167    $        0.26     $0.26
                                                   -------    -------------     -----
Outstanding, January 31, 1999....................  290,167             0.26      0.26
  Granted........................................  651,863     0.26 - 13.00      4.35
  Exercised......................................  (44,072)            0.26      0.26
  Canceled.......................................  (65,083)    0.26 -  1.50      0.64
                                                   -------    -------------     -----
Outstanding, January 31, 2000....................  832,875    $0.26 - 13.00     $3.43
                                                   =======    =============     =====
Exercisable, January 31, 2000....................   47,350    $        0.26     $0.26
                                                   =======    =============     =====
Exercisable, January 31, 1999....................       --    $          --     $  --
                                                   =======    =============     =====

     The following table summarizes certain information relating to the outstanding and exercisable options as of January 31, 2000:

                    OUTSTANDING
---------------------------------------------------
                              WEIGHTED                   EXERCISABLE
                               AVERAGE                -----------------
    RANGE                     REMAINING    WEIGHTED            WEIGHTED
      OF                     CONTRACTUAL   AVERAGE    NUMBER   AVERAGE
   EXERCISE      NUMBER OF      LIFE       EXERCISE     OF     EXERCISE
    PRICES        SHARES       (YEARS)      PRICE     SHARES    PRICE
--------------   ---------   -----------   --------   ------   --------
$         0.26    399,181       8.84        $ 0.26    47,350    $0.26
          1.50    227,000       9.43          1.50        --       --
 10.50 - 13.00    206,694       9.89         11.67        --       --
                  -------       ----        ------    ------    -----
                  832,875       9.27        $ 3.43    47,350    $0.26
                  =======       ====        ======    ======    =====

     In connection with certain issuances of Class A restricted common stock and stock option grants during the year ended January 31, 2000, the Company recorded deferred compensation of $2,851,551, which represents the aggregate difference between the exercise or sale price and the fair market value of the common stock as determined for accounting purposes. The deferred compensation will be recognized as an operating expense over the vesting period of the restricted common stock and the underlying stock options. The Company recorded compensation expense of $371,641 in the year ended January 31, 2000 related to these restricted shares and options. If the Company allocated this expense to each operating category, cost of

                             SKILLSOFT CORPORATION
revenue, research and development, selling and marketing and general and administrative expenses would have increased by $2,422, $61,011, $167,237 and $140,971, respectively, during the year ended January 31, 2000.

  (e) Stock-Based Compensation

     The Company applies the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options to employees to be included in the statements of operations or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for its employees under Accounting Principles Board (APB) Opinion No. 25 and elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information.

     The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in fiscal 1999 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average information and assumptions used for the grants is as follows:

                                                    YEARS ENDED JANUARY 31,
                                                 ------------------------------
                                                     1999             2000
                                                 -------------    -------------
Risk-free interest rates.......................  4.46 - 5.56%     5.10 - 6.38%
Expected dividend yield........................       --               --
Volatility factor..............................      126%              68%
Expected lives.................................     7 years          7 years
Weighted average fair value of options
  granted......................................  $   0.24         $   3.17
Weighted average remaining contractual life of
  outstanding options..........................    8.7 years        9.5 years

     Had compensation expense for the Plan been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts:

                                                     YEARS ENDED JANUARY 31,
                                                   ---------------------------
                                                      1999            2000
                                                   -----------    ------------
Net loss --
  As reported....................................  $(8,272,541)   $(19,183,372)
  Pro forma......................................   (8,276,914)    (19,277,792)
Basic and diluted net loss per share --
  As reported....................................        (5.64)         (11.98)
  Pro forma......................................        (5.65)         (12.03)

     Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

                             SKILLSOFT CORPORATION

(7) ACCRUED EXPENSES

     Accrued expenses in the accompanying consolidated balance sheets consist of the following:

                                                            JANUARY 31,
                                                      ------------------------
                                                         1999          2000
                                                      ----------    ----------
Accrued compensation................................  $  654,430    $1,072,159
Professional fees...................................     380,449       725,976
Other...............................................     109,824     1,035,895
                                                      ----------    ----------
                                                      $1,144,703    $2,834,030
                                                      ==========    ==========

(8) EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan covering all employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors, and may make a discretionary contribution to the 401(k) plan. No matching or discretionary contributions have been made to the 401(k) plan in any period.

(9) VALUATION & QUALIFYING ACCOUNTS

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                    BALANCE     ADDITION
                                                      AT        CHARGED                   BALANCE AT
                                                   BEGINNING       TO                       END OF
                                                   OF PERIOD    EXPENSE     DEDUCTIONS      PERIOD
                                                   ---------    --------    ----------    ----------
Period from Incorporation (October 15, 1997) to
  January 31, 1998...............................     $--       $    --         $--        $    --
                                                      ==        =======         ==         =======
Year ended January 31, 1999......................     $--       $    --         $--             --
                                                      ==        =======         ==         =======
Year ended January 31, 2000......................     $--       $25,000         $--        $25,000
                                                      ==        =======         ==         =======

                                 EXHIBIT INDEX

EXHIBIT
NO.                                  TITLE
-------                              -----
   3.01+  Amended and Restated Certificate of Incorporation of
          SkillSoft.
   3.02+  Amended and Restated By-Laws of SkillSoft.
   4.01+  Specimen Stock Certificate representing Common Stock
  10.01+  1998 Stock Incentive Plan, as amended.
  10.02+  1999 Non-Employee Director Stock Option Plan
  10.03*+ Employment Agreement between SkillSoft and Charles E. Moran.
  10.04*+ Security Agreement and Secured Promissory Note between
          SkillSoft and Charles E. Moran, each dated December 10,
          1997.
  10.05*+ Employment Agreement dated January 12, 1998 between
          SkillSoft and Mark A. Townsend.
  10.06*+ Employment Agreement dated January 12, 1998 between
          SkillSoft and Thomas J. McDonald.
  10.07*+ Employment Agreement dated April 9, 1998 between SkillSoft and Jerald A. Nine.
  10.08+  Amended and Restated Investor Rights Agreement dated August
          5, 1999, between SkillSoft and the Investors named therein.
  10.09+  Amendment No. 1 to Amended and Restated Registration and
          Investor Rights Agreement.
  10.10+  Lease dated February 18, 1998, as amended, between SkillSoft and Five N Associates.
  10.11+  Loan and Security Agreement dated June 18, 1999 between
          SkillSoft and GreyRock Capital.
  10.12+  Amendment to Loan Documents between SkillSoft and GreyRock
          Capital dated December 8, 1999.
  10.13*+ Restricted Stock Purchase Agreement dated March 13, 1999 between SkillSoft and Jerald A. Nine.
  10.14*+ Restricted Stock Purchase Agreement dated March 15, 1999 between SkillSoft and Thomas J. McDonald.
  10.15*+ Restricted Stock Purchase Agreement dated March 31, 1999 between SkillSoft and Charles E. Moran.
  10.16*+ Restricted Stock Purchase Agreement dated March 31, 1999 between SkillSoft and Mark A. Townsend.
  10.17*+ Restricted Stock Purchase Agreement dated August 30, 1999 between SkillSoft and James Adkisson.
  10.18*+ Restricted Stock Purchase Agreement dated September 1, 1999 between SkillSoft and William T. Coleman, Trustee of the
          Coleman Family Trust.
  10.19+  Preferred Stock Purchase Agreement dated January 8, 1999 among SkillSoft, G-Fund LLC, Warburg, Pincus Ventures, LP
          and the Purchasers.
  11.01+  Computation of Net Loss per Share.
  21.01+  Subsidiaries of SkillSoft.
  23.01   Consent of Arthur Andersen LLP.
  27.01   Financial Data Schedule for fiscal year ended January 31,
          2000.

---------------
* Management contracts and compensatory plans or arrangements.

+ Incorporation by reference to the Registration Statement on Form S-1 (File No.
  333-86815).