Form 10-Q
period 2000-05-31
SKILLSOFT CORP
filed 2000-06-14
CIK 1094451

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE 000-28823

                              SKILLSOFT CORPORATION
             (exact name of registrant as specified in its charter)

                DELAWARE                                 02-0496115
    (state or other jurisdiction of         (I.R.S. employer identification no.)
     incorporation or organization)

        20 INDUSTRIAL PARK DRIVE                           03062
         NASHUA, NEW HAMPSHIRE                           (zip code)
(address of principal executive offices)


       Registrant's telephone number, including area code: (603) 324-3000



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On June 9, 2000, the Registrant had outstanding 13,234,985 shares of common stock, $.001 par value per share.

                              SKILLSOFT CORPORATION

                                      INDEX

                                                                                   Page No.
                                                                                   --------

Part I - Financial Information

Item 1. Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets as of
            April 30, 2000 and January 31, 2000 (unaudited)........................  3

        Condensed Consolidated Statements of Operations
            for the three months ended April 30, 2000 and 1999 (unaudited).........  4

        Condensed Consolidated Statements of Cash Flows
            for the three months ended April 30, 2000 and 1999 (unaudited).........  5

        Notes to Consolidated Financial Statements.................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations..............................................................  9

Item 3. Quantitative and Qualitative Disclosures about Market Risk................. 19

Part II - Other Information

Item 1. Legal Proceedings.......................................................... 19

Item 2. Changes in Securities and Use of Proceeds.................................. 20

Item 3. Defaults Upon Senior Securities............................................ 20

Item 4. Submission of Matters to a Vote of Security Holders........................ 20

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K........................................... 20

Signatures......................................................................... 21

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS


                              SKILLSOFT CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                           At April 30,     At January 31,
                                           ------------     -------------
                                               2000              2000
                                           ------------     -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents              $ 12,075,328      $    734,595
    Short-term investments                   24,691,270              --
    Accounts Receivable                         831,701           422,713
    Prepaid expenses and other current
     assets                                   1,823,995         1,397,028
                                           ------------      ------------
        Total current assets                 39,422,294         2,554,336

PROPERTY AND EQUIPMENT, NET:                    649,518           558,052
                                           ------------      ------------

Total Assets                               $ 40,071,812      $  3,112,388
                                           ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of Credit                         $       --        $  4,513,209
    Accounts payable                            818,096           702,557
    Accrued expenses                          3,097,216         2,834,030
    Deferred revenue                          2,205,685         1,419,990
                                           ------------      ------------
        Total current liabilities             6,120,997         9,469,786

STOCKHOLDERS' EQUITY(DEFICIT):
    Preferred Stock                                --          20,710,256
    Class A common stock                           --               2,848
    Common stock                                 13,241               --
    Additional paid-in capital               75,231,420         7,460,320
    Warrants outstanding                        319,228           319,228
    Deferred compensation                    (2,284,910)       (2,479,910)
    Notes receivable from stockholders         (339,063)         (339,063)
    Accumulated deficit                     (38,980,612)      (32,045,346)
    Cumulative translation adjustment            (8,489)           14,269
                                           ------------      ------------
        Total stockholders' equity
         (deficit)                           33,950,815        (6,357,398)

        Total liabilities and
         shareholders' equity (deficit)    $ 40,071,812      $  3,112,388
                                           ============      ============

The accompanying notes are an integral part of these condensed financial statements.

                              SKILLSOFT CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended
                                                      April 30,
                                                2000            1999
                                            ----------------------------
Revenues                                    $  2,114,357    $    197,822
Cost of revenues                                 224,720         126,779
                                            ------------    ------------
   Gross margin                                1,889,637          71,043

Operating expenses:
   Research and development                    3,326,326       1,917,181
   Selling and marketing                       4,317,652       1,281,092
   General and administrative                  1,319,232       1,063,685
   Amortization of deferred compensation         195,000           9,874
                                            ------------    ------------
            Total operating expenses           9,158,210       4,271,832

                                            ------------    ------------
 Interest income, net                            333,307          64,478

Net loss                                    $ (6,935,266)   $ (4,136,311)
                                            ============    ============

NET LOSS PER SHARE:
Basic and diluted                           $      (0.57)   $      (2.40)
                                            ============    ============

Basic and diluted weighted average shares
 outstanding                                  12,259,605       1,723,532
                                            ============    ============
PRO FORMA NET LOSS PER SHARE (NOTE 8):
Basic and diluted                                           $      (0.57)

                                                            ============

Pro forma basic and diluted weighted                           7,279,444
 average shares outstanding
                                                            ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SkillSoft Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended April 30,
                                                                          2000               1999
Cash Flows from Operating Activities:
Net loss                                                             $ (6,935,266)      $ (4,136,311)
Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of deferred compensation                                195,000              9,873
     Depreciation and amortization                                         73,065             47,234
     Changes in current assets and liabilities
          Accounts receivable                                            (410,094)          (182,747)
          Prepaid expenses and other current assets                      (434,578)          (450,620)
          Accounts payable                                                122,211                250
          Accrued expenses                                                260,448            344,176
          Deferred revenue                                                787,943             61,740
                                                                     ------------       ------------
               Net cash used in operating activities                   (6,341,271)        (4,306,405)
Cash Flows from Investing Activities:
     Purchases of property and equipment                                 (166,982)           (58,279)
     Purchases of short-term investments                              (24,691,270)        (5,000,000)
     Maturity of short-term investments                                        --          4,155,720
                                                                     ------------       ------------
     Net cash used in investing activities                            (24,858,252)          (902,559)
Cash Flows from Financing Activities:
    Issuance of Common Stock in the initial public offering            45,058,894                 --
    Issuance of Common Stock to Interim Services, Inc.                  1,999,998                 --
    Issuance of Series B convertible preferred stock, net of
       issuance costs                                                          --          4,999,894
    Issuance of Class A restricted common stock                                --             34,563
    Exercise of stock options                                              12,345              2,100
    Payments on Line of Credit                                         (4,500,000)                --
                                                                     ------------       ------------
          Net cash provided by financing activities                    42,571,231          5,036,557
     Effect of Exchange Rate Changes on Cash                              (30,981)                --
                                                                     ------------       ------------
Net Increase (Decrease) in Cash and Cash Equivalents                   11,340,733           (172,407)
Cash and Cash Equivalents, beginning of period                            734,595            623,322
                                                                     ------------       ------------
Cash and Cash Equivalents, end of period                             $ 12,075,328       $    450,915
                                                                     ------------       ------------
Supplemental Disclosure of Noncash Financing Transactions:
    Issuance of Class A restricted common stock for notes
       receivable from stockholders                                  $         --       $     31,937
                                                                     ------------       ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SkillSoft Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. OPERATIONS

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

Upon the closing of the initial public offering, all shares of Class A common stock issued and outstanding were converted into a new single class of common stock. In addition, all shares of Series A, Series B and Series C convertible preferred stock were converted into 6,638,095 shares of common stock.

2. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2000 and the results of its operations and its cash flows for the three-month periods ended April 30, 2000 and 1999. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on May 1, 2000. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3. CASH EQUIVALENTS AND INVESTMENTS

 The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2000 and January 31, 2000, cash equivalents consisted mainly of money market funds. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. At April 30, 2000, the Company's investments consisted of held-to-maturity securities that are investments in high grade commercial paper instruments, short-term notes and U.S. Treasury bills. All of these investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

4. RELATED PARTY TRANSACTION

In April 2000, the Company sold 142,857 shares of common stock to Interim Services, Inc., at a price of $14 per share. In addition, the Company entered into a separate license arrangement with Interim Services, Inc.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

6. REVENUE RECOGNITION

The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4. The AICPA issued SOP 98-9, which provides amendments to SOP 97-2, and was effective for transactions entered into beginning January 1, 2000. This pronouncement has not materially impacted the Company's revenue recognition practices. The Company derives revenue primarily pursuant to license agreements under which customers license usage of delivered products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers are generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within the Company's course library.

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

The Company also derives service revenue from installation and technical support, extranet hosting and online mentoring services, which is recognized as revenue as the service is performed. For the three months ended April 30, 2000, the Company recognized approximately $72,000 of service revenue. The Company did not have any service revenue for the three months ended April 30, 1999. The Company may offer payment terms generally up to six months from the initial shipment date or anniversary date for multi-year agreements to some of its customers. The cost of satisfying any Post Contract Support (PCS) is accrued and included in deferred revenue at the time revenue is recognized, as PCS fees are included in the annual license fee. The estimated cost of providing PCS during the agreements is insignificant and the Company does not offer it separately. Unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent. For multi-element agreements, vendor specific objective evidence exists to allocate the total fee to the elements of the agreement. Deferred revenue represents the undelivered portion of first year license fees and PCS for which the Company has received payment.

7. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from nonowner sources. The components of comprehensive income (loss) for the three-month periods ended April 30, 2000 and 1999 are as follows:


                                                         Three months ended
                                                             April 30,
                                                       2000              1999
                                                   -----------       -----------
Comprehensive income (loss):
     Net loss                                      $(6,935,266)      $(4,136,311)
     Other comprehensive loss
         Foreign currency adjustment                   (22,758)               --
                                                   -----------       -----------

            Comprehensive loss                     $(6,958,024)      $(4,136,311)
                                                   ===========       ===========

8. NET LOSS PER SHARE

Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same, as outstanding unvested shares of restricted common stock, common stock options and convertible preferred stock are antidilutive because the Company has recorded a net loss for all periods presented. Unvested shares of restricted common stock and common stock options totaling 1,437,314 and 1,583,268 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three months ended April 30, 1999 and 2000, respectively. Warrants to purchase 60,606 shares of common stock outstanding at April 30, 2000, have also been excluded from the computation of diluted weighted average shares outstanding for the three months ended April 30, 2000. Shares of common stock issuable upon the conversion of outstanding convertible preferred stock have also been excluded for the three months ended April 30, 1999.

The calculation of pro forma net loss per common share for the three months ended April 30, 1999 assumes that all Series A and Series B convertible preferred stock had been converted to common stock as of the issuance date.


9. SEGMENT REPORTING

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


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of SkillSoft should be read in conjunction with SkillSoft's financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. SkillSoft's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Future Operating Results" below.

OVERVIEW

     SkillSoft commenced operations in January 1998, and until March 1999, devoted substantially all of its efforts to product development, establishing a course content developer and supplier base, and building a direct sales and support organization in the United States and a business application and network infrastructure to support future growth. Since March 1999, SkillSoft has devoted substantial resources to sales and marketing activities as well as to continued product development, and has recorded revenue, although it is not yet profitable. SkillSoft had an accumulated deficit of $38,980,612 as of April 30, 2000. SkillSoft expects to incur additional losses through at least the fiscal year ending January 31, 2001, due primarily to substantial increases in sales and marketing expenditures related to expanding its direct sales organization in North America, Europe and Australia and to increased personnel-related costs and expenditures for travel, advertising, public relations, recruiting and other activities. Research and development expenses will also contribute to losses during this period as SkillSoft continues to introduce new courses. Legal costs may also increase due to the defense of a lawsuit filed against SkillSoft and certain of its executives by NETg.

     SkillSoft derives revenue primarily from license agreements under which customers license its courses for periods of one, two or three years. The pricing for licenses varies based upon the number of course titles licensed by a customer, the number of users within the customer's organization and the length of the license agreement. For example, a three-year license for 25 courses for 5,000 users would cost approximately $106,250 per year. SkillSoft's license agreements permit customers to exchange courses, generally on the contract anniversary date. Customers may amend the license agreements, for an additional fee, to gain access to additional courses and/or to increase the size of the user base. SkillSoft also derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

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





RESULTS OF OPERATIONS

Quarter Ended April 30, 2000 versus Quarter Ended April 30, 1999

     Revenue for the quarter ended April 30, 2000 was $2,114,357 compared to $197,822 for the quarter ended April 30, 1999. This increase is due to continuing revenue from our existing customers as well as new customers signed during the quarter ended April 30, 2000. One customer accounted for 11% of revenue in the quarter ended April 30, 2000.

     Cost of revenue was $224,720, or 11% of revenue, for the quarter ended April 30, 2000, compared to $126,779, or 64% of revenue, for the quarter ended April 30, 1999. This decrease as a percentage of revenue was primarily due to the spreading of cost of revenue, many of which are fixed over a significantly larger revenue base.

     Research and development expenses were $3,326,326 for the quarter ended April 30, 2000 compared to $1,917,181 for the quarter ended April 30, 1999. This increase was primarily due to an increase in courseware and software development costs amounting to approximately $1,400,000. Since SkillSoft's strategy includes offering the largest library of soft skills courses in the industry, SkillSoft believes that a significant investment in research and development is necessary to remain competitive, and SkillSoft therefore expects research and development expenses to continue to increase.

     Selling and marketing expenses were $4,317,652 for the quarter ended April 30, 2000, compared to $1,281,092 for the quarter ended April 30, 1999. This increase was primarily due to increased personnel, commissions, marketing, and travel costs amounting to $1,800,000, $200,000, $600,000 and $430,000 respectively. SkillSoft believes that a significant investment in selling and marketing to expand its distribution channel worldwide is required to remain competitive, and SkillSoft therefore expects selling and marketing expenses to continue to increase.

     General and administrative expenses were $1,319,232 for the quarter ended April 30, 2000, compared to $1,063,685 for the quarter ended April 30, 1999. This increase was primarily due to increased personnel and investor relations costs amounting to $250,000 and $50,000, respectively. SkillSoft anticipates that general and administrative expenses will continue to increase due to increases in information services and additional expenses associated with operating as a public company.

     Interest income totaled $333,307 for the quarter ended April 30, 2000, compared to interest income of $64,478 for the quarter ended April 30, 1999. The increase was due to higher cash balances as the result of proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through January 31, 2000, SkillSoft was funded primarily through preferred stock financings with Warburg, Pincus and other minority investors. The net proceeds from these financings through January 31, 2000 were approximately $20,710,000. In February 2000, SkillSoft received net proceeds totaling $45,058,894 from the sale of 3,565,000 shares of common stock in its initial public offering.

     As of April 30, 2000, SkillSoft's principal source of liquidity was its cash and cash equivalents and marketable securities balances, which totaled $36,766,598.

     SkillSoft has a line of credit agreement with GreyRock Capital that permits borrowings of up to $4.5 million as of April 30, 2000. The agreement is a revolving credit facility, with borrowings under the revolving facility limited to 80% of eligible accounts receivable. In connection with an amendment to this agreement in December 1999, SkillSoft paid GreyRock a $70,000 fee and issued GreyRock warrants for 60,606 shares of common stock at an exercise price of $8.25 per share. At January 31, 2000, there was $4,513,209 outstanding under this line of credit. On February 9, 2000, this amount was repaid in full. The $7.5 million term loan facility was eliminated by SkillSoft on March 2, 2000.

     SkillSoft's primary investing activities were purchases of property and equipment, and purchases and maturation of marketable securities. Property and equipment purchases were approximately $58,000 and $167,000 for the quarter ended April 30, 1999 and the quarter ended April 30, 2000 respectively. Purchases and maturation of marketable securities generated a net cash outflow of approximately $800,000 in the three months ended April 30, 1999 compared to a net cash outflow of approximately $24.7 million in the three months ended April 30, 2000.

     Cash provided by financing activities was approximately $5.0 million and $42.6 million for the quarter ended April 30, 1999 and 2000, respectively. For the quarter ended April 30, 1999, this primarily consisted of proceeds from the issuance of Series B convertible preferred stock of approximately $5.0 million. For the quarter ended April 30, 2000, this primarily consisted of net proceeds from the sale of common stock in the initial public offering of approximately $45.1 million and proceeds from the sale of common stock to Interim Services, Inc. of $2.0 million, partially offset by the payment of $4.5 million on the Greyrock credit line.

     Working capital (deficit) was approximately $(6.9) million and $33.3 million as of April 30, 1999 and 2000, respectively. Total assets were approximately $3.1 million and $40.1 million as of April 30, 1999 and 2000, respectively. These increases were primarily attributable to the proceeds from the initial public offering, offset by the funding of operations.

     SkillSoft believes that its current cash, cash equivalents and short-term investments will be sufficient to satisfy its funding needs for at least the next 18 months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition. This bulletin established guidelines for revenue recognition and is effective for periods beginning after March 15, 2000. SkillSoft does not expect that the adoption of this guidance will have a material impact on its financial condition or results of operations.


     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25. The Interpretation clarifies the application of Opinion 25 in certain situations, as defined. The Interpretation is effective as of July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by this Interpretation occur during the period after December 15, 1998, but before the effective date of the Interpretation, the effects of applying this Interpretation will be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the Interpretation, (a) no adjustments will be made to financial statements for periods before the effective date and (b) no expense will be recognized for any additional compensation cost measured that is attributable to periods before the effective date. SkillSoft does not expect the adoption of this Interpretation to have a material impact on the SkillSoft's financial condition or results of operations.

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

     Since SkillSoft began operations in January 1998, it has incurred losses in every fiscal period. SkillSoft's accumulated deficit through the quarter ended April 30, 2000 was $38,980,612. SkillSoft expects to continue to incur substantial losses through at least the first several quarters of the fiscal year ending January 31, 2002, and SkillSoft cannot be certain if or when it will become profitable. If SkillSoft does not become profitable within the timeframe expected by investors, the market price of our common stock may be adversely affected. SkillSoft has generated relatively small amounts of revenue while increasing expenditures in all areas in order to develop its business. SkillSoft expects to continue to incur significant expenses, particularly in sales and marketing, in an effort to develop our business. As a result, SkillSoft will need to generate significant revenue to achieve and maintain profitability. Even if SkillSoft does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     To be competitive, SkillSoft must develop and introduce on a timely basis new course offerings which meet the needs of companies seeking to use SkillSoft's education and training products. In addition, some of SkillSoft's courses may need to be updated due to changes in educational doctrines or the evolving requirements of educational institutions and certification organizations. SkillSoft relies on independent third parties to provide it with the educational content for its courses based on learning objectives and specific instructional design templates that SkillSoft provides to them. SkillSoft's most important content provider, Frontline Group Technology Center, formerly Institute for Performance Excellence, Inc., is responsible for the development of more than half of SkillSoft's courses. SkillSoft does not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of SkillSoft's third-party content providers were to stop working with SkillSoft, SkillSoft would have to rely on other parties to develop SkillSoft course content. SkillSoft cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms.

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

SKILLSOFT'S SUCCESS DEPENDS ON THE SERVICES OF CHARLES E. MORAN AND SKILLSOFT'S OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES

     SkillSoft's future success depends to a significant degree on the skills and efforts of Charles E. Moran, SkillSoft's founder, Chairman of the Board, President and Chief Executive Officer. The loss of the services of Mr. Moran could have a material adverse effect on SkillSoft's business and financial performance. SkillSoft also depends on the ability of SkillSoft's other executive officers and members of senior management to work effectively as a team. The loss of one or more of SkillSoft's executive officers or senior management members could result in less effective development of SkillSoft's products and management of its business, which could have a material adverse effect on SkillSoft's business and financial performance.

SKILLSOFT'S FUTURE GROWTH DEPENDS ON SUCCESSFUL HIRING AND RETENTION, PARTICULARLY WITH RESPECT TO SALES, MARKETING AND DEVELOPMENT PERSONNEL, AND SKILLSOFT MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL SKILLSOFT NEEDS TO SUCCEED

     SkillSoft's failure to attract and retain sufficient skilled personnel may limit the rate at which SkillSoft can grow, may adversely affect the quality or availability of SkillSoft's products and may result in less effective management of SkillSoft's business, any of which may harm SkillSoft's business and financial performance. The growth of SkillSoft's business and revenue depends in large part upon SkillSoft's ability to attract and retain sufficient numbers of highly skilled employees, particularly sales and marketing personnel and product development personnel. Qualified personnel are in great demand throughout the software industry. The demand for qualified personnel is particularly acute in the New England area due to the large number of software companies and the low unemployment rate in the region.

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

     SkillSoft's failure to properly manage its recent and anticipated growth could have a material adverse effect on the quality of its products, its ability to retain key personnel and the efficiency of its operations, any of which could have a material adverse effect on its business and financial performance. From January 1, 1999 to April 30, 2000, the number of SkillSoft's employees increased from 45 to 176. This growth has strained, and SkillSoft's future growth may continue to strain, its management, operational systems and other resources. To manage its growth effectively, SkillSoft must be able to maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations. There can be no assurance SkillSoft will be able to do so.

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

     If any of SkillSoft's products violate the proprietary rights of third parties, SkillSoft may be required to reengineer its products or to obtain licenses to continue offering SkillSoft's products without substantial reengineering. Any efforts to reengineer SkillSoft's products or obtain licenses from third parties may not be successful and, in any case, could have a material adverse effect on SkillSoft's business and financial performance by substantially increasing its costs. SkillSoft does not conduct comprehensive patent searches to determine whether the technologies used in SkillSoft's products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

ITEM 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of April 30, 2000, SkillSoft did not use derivative financial instruments for speculative or trading purposes.

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


                                     PART II

ITEM 1. -- LEGAL PROCEEDINGS

     The information under Item 3 entitled "Legal Proceedings" from the Annual Report on Form 10-K, is hereby incorporated by reference.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

       RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended April 30, 2000, SkillSoft issued the following securities that were not registered under the Securities Act of 1933, as amended:

     On April 25, 2000, SkillSoft issued and sold an aggregate of 142,857 shares of its common stock, $.001 par value per share at $14.00 per share, for an aggregate purchase price of $1,999,998.

     No underwriters were involved in the foregoing sale of securities. The shares issued in the above mentioned transaction were issued in private placements in reliance upon the exemption from registration provided by section 4 (2) of the Securities Act of 1933.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5. - OTHER INFORMATION.

         Not applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

(A)  Exhibits

The exhibit filed as a part of this Form 10-Q is the following:

         Exhibit 27.1:  Financial Data Schedule

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended April 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SKILLSOFT CORPORATION
                                         (Registrant)

                                         By /s/ THOMAS J. MCDONALD
                                          --------------------------------------
                                            Thomas J. McDonald, Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)


Date: June 14, 2000