Form 10-Q/A
period 2000-04-30
SKILLSOFT CORP
filed 2000-06-29
CIK 1094451

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  AMENDMENT ON
                                   FORM 10-Q/A

 (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

This amendment is intended to delete the "Quarterly period ended May 31, 2000" referenced on page 1 of the Form 10-Q and replace with the following "Quarterly Period Ended April 30, 2000".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SKILLSOFT CORPORATION
                                           (Registrant)

                                           By /s/ Thomas J. McDonald
                                             ------------------------------
                                             Thomas J. McDonald, Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)


Date: June 14, 2000