Form 10-Q
period 2000-07-31
SKILLSOFT CORP
filed 2000-09-13
CIK 1094451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                            COMMISSION FILE 000-28823

                              SKILLSOFT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                               02-0496115
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

       20 INDUSTRIAL PARK DRIVE                                     03062
         NASHUA, NEW HAMPSHIRE                                    (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 324-3000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 28, 2000, the Registrant had outstanding 13,250,980 shares of common stock, $.001 par value per share.

                              SKILLSOFT CORPORATION

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2000

                                      INDEX

                                                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of
         July 31, 2000 and January 31, 2000 ............................................................    3

         Condensed Consolidated Statements of Operations
         for the three and six months ended July 31, 2000 and 1999 .....................................    4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended July 31, 2000 and 1999 ...............................................    5

         Notes to Condensed Consolidated Financial Statements...........................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.....................................................................................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................   23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................   24

Item 2.  Changes in Securities and Use of Proceeds......................................................   24

Item 3.  Defaults Upon Senior Securities................................................................   25

Item 4.  Submission of Matters to a Vote of Security Holders............................................   25

Item 5.  Other Information..............................................................................   25

Item 6.  Exhibits and Reports on Form 8-K...............................................................   25

SIGNATURES..............................................................................................   27

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                              SKILLSOFT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          At July 31,         At January 31,
                                                                 2000                   2000
                                                          -----------         --------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                          $ 18,590,375           $    734,595
      Short-term investments                               12,999,463                     --
      Accounts Receivable                                   1,483,647                422,713
      Prepaid expenses and other current assets             2,019,652              1,397,028
                                                         ------------           ------------
        Total current assets                               35,093,137              2,554,336

PROPERTY AND EQUIPMENT, NET                                   966,987                558,052
                                                         ------------           ------------

                                                         $ 36,060,124           $  3,112,388
                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Line of Credit                                     $         --           $  4,513,209
      Accounts payable                                      1,414,941                702,557
      Accrued expenses                                      2,912,140              2,834,030
      Deferred revenue                                      3,521,977              1,419,990
                                                         ------------           ------------
        Total current liabilities                           7,849,058              9,469,786

STOCKHOLDERS' EQUITY(DEFICIT):
      Preferred Stock                                              --             20,710,256
      Class A common stock                                         --                  2,848
      Common stock                                             13,262                     --
      Additional paid-in capital                           75,240,346              7,460,320
      Warrants outstanding                                    319,228                319,228
      Deferred compensation                                (2,089,910)            (2,479,910)
      Notes receivable from                                  (339,063)              (339,063)
          stockholders
      Accumulated deficit                                 (44,921,935)           (32,045,346)
      Cumulative translation
          adjustment                                          (10,862)                14,269
                                                         ------------           ------------
        Total stockholders' equity
          (deficit)                                        28,211,066             (6,357,398)
                                                         ------------           ------------

                                                         $ 36,060,124           $  3,112,388
                                                         ============           ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SKILLSOFT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended                           Six Months Ended
                                                                 July 31,                                    July 31,
                                                        2000                  1999                  2000                  1999
                                                        ----                  ----                  ----                  ----
REVENUE                                            $  3,638,955          $    890,402          $  5,753,312          $  1,088,224
COST OF REVENUE                                         332,920               127,676               557,640               254,455
                                                   ------------          ------------          ------------          ------------
     Gross margin                                     3,306,035               762,726             5,195,672               833,769

OPERATING EXPENSES:
     Research and development                         3,571,968             1,825,940             6,898,294             3,743,121
     Selling and marketing                            4,720,935             1,568,294             9,038,586             2,849,386
     General and administrative                       1,376,931               900,832             2,696,163             1,964,517
     Amortization of deferred
         stock-based compensation                       195,000                28,471               390,000                38,345
                                                   ------------          ------------          ------------          ------------

            Total operating expenses                  9,864,834             4,323,537            19,023,043             8,595,369

INTEREST INCOME, NET                                    617,475                55,208               950,782               119,686
                                                   ------------          ------------          ------------          ------------

NET LOSS                                           $ (5,941,324)         $ (3,505,603)         $(12,876,589)         $ (7,641,914)
                                                   ============          ============          ============          ============

NET LOSS PER SHARE
     Basic and diluted loss per share              $      (0.47)         $      (1.90)         $      (1.04)         $      (4.28)
                                                   ============          ============          ============          ============
     Basic and diluted weighted average
     shares outstanding                              12,762,475             1,843,373            12,367,910             1,784,446
                                                   ============          ============          ============          ============

Pro forma basic and diluted loss per share                               $      (0.46)                               $      (1.02)
                                                                         ============                                ============

Pro forma basic and diluted weighted
average shares outstanding (see note 8)                                     7,684,643                                   7,485,402
                                                                         ============                                ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SKILLSOFT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JULY 31,
                                                                            2000                   1999
                                                                            ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         $(12,876,589)         $ (7,641,914)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
         Amortization of deferred compensation                              390,000                38,345
         Depreciation and amortization                                      158,414                95,021
         Changes in current assets and liabilities:
             Accounts receivable                                         (1,071,826)             (887,368)
             Prepaid expenses and other current assets                     (635,443)             (583,551)
             Accounts payable                                               719,329               210,259
             Accrued expenses                                                81,346               110,714
             Deferred revenue                                             2,109,227               251,194
                                                                       ------------          ------------
                Net cash used in operating activities                   (11,125,542)           (8,407,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                  (571,259)              (72,564)
      Purchases of short-term investments                               (31,742,276)           (9,868,310)
      Maturity of short-term investments                                 18,742,813            12,711,452
                                                                       ------------          ------------
         Net cash (used in) provided by investing activities            (13,570,722)            2,770,578

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock in the initial public offering,           45,058,894                    --
      net
      Issuance of common stock to Interim Services, Inc.                  1,999,998                    --
      Issuance of Series B convertible preferred stock, net                      --             4,999,894
      Issuance of Class A restricted common stock                                --                35,437
      Proceeds from exercise of stock options                                21,292                 3,511
      Payments on line of credit                                         (4,500,000)                   --
                                                                       ------------          ------------
         Net cash provided by financing activities                       42,580,184             5,038,842
      Effect of exchange rate changes on cash and cash
      equivalents                                                           (28,140)                   --
                                                                       ------------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     17,855,780              (597,880)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              734,595               623,322
                                                                       ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 18,590,375          $     25,442
                                                                       ------------          ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING TRANSACTIONS:
Issuance of Class A restricted common stock for notes
receivable from stockholders                                           $         --          $     32,813
                                                                       ------------          ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SKILLSOFT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   OPERATIONS

     SkillSoft Corporation (the "Company" or "SkillSoft") was incorporated in Delaware on October 15, 1997. The Company commenced operations on January 8, 1998 in conjunction with its initial round of financing. The Company is a provider of web-based training resources that cover a variety of professional effectiveness and business topics.

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

2.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2000 and the results of its operations and its cash flows for the three and six months ended July 31, 2000 and 1999. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3.   CASH, CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2000 and January 31, 2000, cash equivalents consisted mainly of money market funds. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115,

Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. At July 31, 2000, the Company's investments consisted of held-to-maturity securities that are investments in high grade commercial paper instruments, short-term notes and U.S. Treasury bills, which had an average maturity of 191 days. All of these investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

4.   RELATED PARTY TRANSACTION

     In April 2000, the Company sold 142,857 shares of common stock to Interim Services, Inc., at a price of $14 per share, which was in excess of the fair market value at that date. In addition, the Company entered into a separate license arrangement with Interim Services, Inc.

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

     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specified the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract. License fees for subsequent years of multiyear license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above or, if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries, or if the customer licenses all courses currently available and to be developed during a particular term.

     The Company also derives service revenue from installation and technical support, extranet hosting and online mentoring services, which is recognized as revenue as the service is performed. For the three and six months ended July 31, 2000, the Company recognized approximately $88,000 and $160,000 of service revenue, respectively, compared to $12,000 of service revenue recognized in the three and six months ended July 31, 1999. The Company may offer payment terms generally up to six months from the initial shipment date or anniversary date for multi-year agreements to some of its customers. The cost of satisfying any Post Contract Support (PCS) is accrued and included in deferred revenue at the time revenue is recognized, as PCS fees are included in the annual license fee. The estimated cost of providing PCS during the agreements is insignificant and the Company does not offer it separately. Unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent. For multi-element agreements, vendor specific objective evidence exists to allocate the total fee to the elements of the agreement. Deferred revenue represents the unrecognized portion of the license fees and PCS for which the Company has received payment and amounts that have been accrued for PCS.

7.   COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from nonowner sources. The components of comprehensive income (loss) for the three and six months ended July 31, 2000 and 1999 are as follows:

                                                   THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                   ------------------                            ----------------
                                                        JULY 31,                                     JULY 31,
                                                        --------                                     --------
                                              2000                   1999                   2000                   1999
                                              ----                   ----                   ----                   ----
Comprehensive loss:
      Net loss                           $ (5,941,324)          $ (3,505,603)          $(12,876,589)          $ (7,641,914)
      Other comprehensive loss
           Foreign currency
             adjustment                        (2,373)                    --                (25,131)                    --
                                         ------------           ------------           ------------           ------------
           Comprehensive loss            $ (5,943,697)          $ (3,505,603)          $(12,901,720)          $ (7,641,914)
                                         ============           ============           ============           ============

8.   NET LOSS PER SHARE

     Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same, as outstanding unvested shares of restricted common stock, common stock options and convertible preferred stock are antidilutive because the Company has recorded a net loss for all periods presented. Unvested shares of restricted common stock and common stock options totaling 1,378,166 and 1,661,932 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended July 31, 1999 and 2000, respectively. Warrants to purchase 60,606 shares of common stock outstanding at July 31, 2000, have also been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended July 31, 2000. Shares of common stock issuable upon the conversion of outstanding convertible preferred stock have also been excluded for the three and six months ended July 31, 1999.

     The calculation of pro forma net loss per common share for the three and six months ended July 31, 1999 assumes that all Series A and Series B convertible preferred stock had been converted to common stock as of the issuance date.

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

10.  LITIGATION

     On July 26, 2000, National Education Training Group, Inc. (NETg) filed suit against SkillSoft in the United States District Court for the Northern District of Illinois alleging that SkillSoft's educational and training software products infringe United States Patent No. 6,039,575, which was issued to NETg on March 21, 2000. The complaint seeks both monetary damages and injunctive relief. SkillSoft filed its answer and a counterclaim for a declaration of invalidity of the NETg patent on August 17, 2000.

     SkillSoft is vigorously defending itself against NETg's allegations and believes that it has meritorious defenses to the claims made in the lawsuit. It is not possible to predict the outcome of this litigation. Regardless of the outcome, this litigation will result in significant expenses and may divert the efforts and attention of the Company's management from normal business operations and may have a material adverse impact on the Company's business, financial condition or results of operations.

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

     OVERVIEW

     SkillSoft commenced operations in January 1998, and until March 1999, devoted substantially all of its efforts to product development, establishing a course content developer and supplier base, and building a direct sales and support organization in the United States and a business application and network infrastructure to support future growth. Since March 1999, SkillSoft has devoted substantial resources to sales and marketing activities as well as to continued product development, and has recorded revenue, although it is not yet profitable. SkillSoft had an accumulated deficit of $44,921,935 as of July 31, 2000. SkillSoft expects to incur additional losses through at least the fiscal year ending January 31, 2001, due primarily to substantial increases in sales and marketing expenditures related to expanding its direct sales organization in North America, Europe and Australia and to increased personnel-related costs and expenditures for travel, advertising, public relations, recruiting and other activities. Research and development expenses will also contribute to losses during this period as SkillSoft continues to introduce new courses. Legal costs may also increase due to the defense of lawsuits filed against SkillSoft and certain of its executives by NETg.

     SkillSoft derives revenue primarily from license agreements under which customers license its courses for periods of one, two or three years. The pricing for licenses varies based upon the number of course titles licensed by a customer, the number of users within the customer's organization and the length of the license agreement. For example, a customer would pay SkillSoft approximately $106,250 per year for a three-year license for 25 courses for 5,000 users. SkillSoft's license agreements may permit customers to exchange courses, generally on the contract anniversary date. Customers may amend the license agreements, for an additional fee, to gain access to additional courses and/or to increase the size of the user base. SkillSoft also derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract. License fees for subsequent years of multi-year license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above, or if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries, or if the customer licenses all courses currently available and to be developed during a particular term. This revenue recognition practice results in the building of a backlog of future revenue streams. Revenue is recognized as billed monthly or quarterly under the pay-for-use model. SkillSoft also derives revenue from optional complementary services such as extranet hosting and mentoring services, which have been minimal to date. SkillSoft may offer payment terms up to six months from the initial shipment date or anniversary date for multi-year agreements.

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

     RESULTS OF OPERATIONS

     Comparison of the three and six months ended July 31, 2000 and 1999

     Revenues for the three months ended July 31, 2000 were $3,638,955, an increase of 309% over revenues of $890,402 for the three months ended July 31, 1999. Revenues for the six months ended July 31, 2000 were $5,753,312, an increase of $4,665,088, or 429% over revenues of $1,088,224 for the six months ended July 31, 1999. These increases are due to continuing revenue from our existing customers as well as new customers signed during the quarter ended July 31, 2000. One customer accounted for 11% of revenue for the three and six months ended July 31, 2000, and another customer accounted for 11% of revenue for the three months ended July 31, 2000.

     Cost of revenue for the three months ended July 31, 2000 was $332,920, or 9% of revenues, an increase of 161%, as compared to cost of revenue of $127,676, or 14% of revenues, for the three months ended July 31, 1999. Cost of revenue for the six months ended July 31, 2000 was $577,640, or 10% of revenue, an increase of 127%, as compared to cost of revenue of $254,455, or 23% of revenues, for the six months ended July 31, 1999. These decreases as a percentage of revenue were primarily due to the spreading of these costs of revenue, many of which are fixed over a significantly larger revenue base.

     Research and development expenses for the three months ended July 31, 2000 was $3,571,968, an increase of 96% over research and development expenses of $1,825,940 for the three months ended July 31, 1999. Research and development expenses for the six months ended July 31, 2000 were $6,898,294, an increase of 84% over these research and development expenses of $3,743,121 for the six months ended July 31, 1999. These increases were primarily due to increased personnel and courseware development costs amounting to approximately $260,000 and $1,375,000, respectively, for the three months ended July 31, 1999 and 2000 and $372,500 and $2,600,000, respectively, for the six months ended July 31, 1999 and 2000. Since SkillSoft's strategy includes offering the largest library of critical business skill (soft skills) courses in the industry, SkillSoft believes that a significant investment in research and development is necessary to remain competitive, and SkillSoft therefore expects research and development expenses to continue to increase.

     Selling and marketing expenses for the three months ended July 31, 2000 were $4,720,935, an increase of 201% over selling and marketing expenses of $1,568,294 for the three months ended July 31, 1999. Selling and marketing expenses for the six months ended July 31, 2000 were $9,038,585, an increase of 217% over selling and marketing expenses of $2,849,386 for the six months ended July 31, 1999. These increases were primarily due to increased personnel, commissions, marketing, and travel costs amounting to $2,088,000, $541,000, $161,000 and $362,000 respectively for the three months ended July 31, 2000 and $3,822,500, $805,500, $765,500 and $795,000, respectively, for the six months ended July 31, 2000. SkillSoft believes that a significant investment in selling and marketing to expand its distribution channel worldwide is required to remain competitive, and SkillSoft therefore expects selling and marketing expenses to continue to increase.

     General and administrative expenses for the three months ended July 31, 2000 were $1,376,931, an increase of 53% over general and administrative expenses of $900,832 for the three months ended July 31, 1999. General and administrative expenses for the six months ended July 31, 2000 were $2,696,163, an increase of 37% over general and administrative expenses of $1,964,517 for the six months ended July 31, 1999. These increases were primarily due to increased personnel and investor relations costs amounting to $277,000 and $100,000, respectively for the three months ended July 31, 2000 and $600,000 and $130,000, respectively, for the six months ended July 31, 2000. SkillSoft anticipates that general and administrative expenses will continue to increase due to increases in information services and additional expenses associated with operating as a public company.

     Interest income for the three months ended July 31, 2000 was $617,475, an increase of 1018% over interest income of $55,208 for the three months ended July 31, 1999. Interest income for the six months ended July 31, 2000 was $950,782, an increase of 694% over interest income of $119,686 for the six months ended July 31, 1999. These increases were due to higher cash balances as the result of proceeds from the initial public offering.

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

     As of July 31, 2000, SkillSoft's principal source of liquidity was its cash and cash equivalents and marketable securities balances, which totaled $31,589,838.

     SkillSoft's primary investing activities during the six months ended July 31, 2000 were purchases of property and equipment, and purchases and maturation of marketable securities. Property and equipment purchases for the six months ended July 31, 2000 and July 31, 1999 were approximately $571,300 and $72,600 respectively. Purchases and maturation of marketable securities generated a net cash outflow of approximately $13,000,000 in the six months ended July 31, 2000 compared to a net cash outflow of approximately $9,900,000 in the six months ended July 31, 1999.

     Cash provided by financing activities for the six month period ended July 31, 2000 was approximately $42,600,000, which primarily consisted of net proceeds from the sale of common stock in the initial public offering of approximately $45,100,000 and proceeds from the sale of common stock to Interim Services, Inc. of $2,000,000, partially offset by the payment of $4,500,000 on a line of credit with Greyrock Capital. This was an increase from $5,000,000 in the six months ended July 31, 1999, which primarily consisted of proceeds from the issuance of Series B convertible preferred stock.

     Working capital (deficit) was approximately $27,200,000 and $(6,900,000) as of July 31, 2000 and January 31, 2000, respectively. Total assets were approximately $36,100,000 and $3,100,000 as of July 31, 2000 and January 31, 2000, respectively. These increases were primarily attributable to the proceeds from the initial public offering, offset by the funding of operations.

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

     Since SkillSoft began operations in January 1998, it has incurred losses in every fiscal period. SkillSoft's accumulated deficit through the quarter ended July 31, 2000 was $44,921,935. SkillSoft expects to continue to incur substantial losses through at least the first several quarters of the fiscal year ending January 31, 2002, and SkillSoft cannot be certain if or when it will become profitable. If SkillSoft does not become profitable within the timeframe expected by investors, the market price of our common stock may be adversely affected. SkillSoft has generated relatively small amounts of revenue while increasing expenditures in all areas in order to develop its business. SkillSoft expects to continue to incur significant expenses, particularly in sales and marketing, in an effort to develop our business. As a result, SkillSoft will need to generate significant revenue to achieve and maintain profitability. Even if SkillSoft does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     In addition, NETg also filed suit against SkillSoft in July 2000 alleging that SkillSoft's educational and training software products infringe a patent issued to NETg. The complaint seeks both monetary damages and injunctive relief. SkillSoft has filed an answer and a counterclaim for a declaration of invalidity of the NETg patent.

     These lawsuits are still in discovery, and SkillSoft can not yet assess the potential liability of SkillSoft or the other defendants. SkillSoft's failure to prevail in this litigation could have any or all of the following significant adverse effects on SkillSoft's business and financial performance:

     - injunctive relief issued against SkillSoft and SkillSoft's officers, which could restrict SkillSoft's ability to conduct its business;

     -    an adverse judgment against SkillSoft for monetary damages;

     -    a settlement on unfavorable terms; or

     - obligations SkillSoft has to indemnify SkillSoft's employees for liabilities and expenses they incur in connection with the lawsuit (trade secret case only); or

     - obligations to customers for breach of SkillSoft's warranty of noninfringement (patent case only).

     In addition, these lawsuits, regardless of their outcome, will continue to result in significant expenses in defending the lawsuits and may divert the efforts and attention of SkillSoft's management team from normal business operations.

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

     SkillSoft's failure to properly manage its recent and anticipated growth could have a material adverse effect on the quality of its products, its ability to retain key personnel and the efficiency of its operations, any of which could have a material adverse effect on its business and financial performance. From January 1, 1999 to July 31, 2000, the number of SkillSoft's employees increased from 45 to 193. This growth has strained, and SkillSoft's future growth may continue to strain, its management, operational systems and other resources. To manage its growth effectively, SkillSoft must be able to maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations. There can be no assurance SkillSoft will be able to do so.

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

THE SIGNIFICANT CONCENTRATION OF OWNERSHIP OF SKILLSOFT'S COMMON STOCK WILL LIMIT INVESTORS ABILITY TO INFLUENCE CORPORATE ACTIONS

     The concentration of ownership of SkillSoft's common stock may have the effect of delaying, preventing or deterring a change in control of SkillSoft, could deprive SkillSoft's stockholders of an opportunity to receive a premium for their common stock as part of a sale of SkillSoft and might affect the market price of SkillSoft's common stock. Warburg, Pincus Ventures, L.P. owns 46.9% of SkillSoft's outstanding common stock and, together with SkillSoft's executive officers and directors, will beneficially own approximately 68.8% of SkillSoft's outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

ITEM 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of July 31, 2000, SkillSoft did not use derivative financial instruments for speculative or trading purposes.

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

ITEM 1. - LEGAL PROCEEDINGS

     The information under Item 3 entitled "Legal Proceedings" from the Annual Report on Form 10-K, is hereby incorporated by reference.

     In addition, on July 26, 2000, NETg filed suit against SkillSoft in the United States District Court for the Northern District of Illinois alleging that SkillSoft's educational and training software products infringe United States Patent No. 6,039,575, which was issued to NETg on March 21, 2000. The complaint seeks both monetary damages and injunctive relief. SkillSoft filed its answer and a counterclaim for a declaration of invalidity of the NETg patent on August 17, 2000.

     SkillSoft is vigorously defending itself against NETg's allegations and believes that it has meritorious defenses to the claims made in the lawsuit. Nonetheless, SkillSoft's failure to prevail in this litigation could have any or all of the following significant adverse effects on SkillSoft's business and financial performance:

     - injunctive relief issues against SkillSoft, which could restrict SkillSoft's ability to conduct is business;

     -    an adverse judgment against SkillSoft for monetary damages;

     -    a settlement on unfavorable terms; or

     - obligations to customers for breach of SkillSoft's warranty of noninfringement.

     In addition, this litigation, regardless of its outcome, may result in significant expenses in defending the lawsuit and may divert the efforts and attention of SkillSoft's management team from normal business operations.

     SkillSoft is not a party to any other material legal proceedings.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS FROM RECENT SALES OF UNREGISTERED SECURITIES

     Changes in Securities

     Not applicable.

     Use of Proceeds from Registered Securities

     In connection with SkillSoft's initial public offering in February 2000, SkillSoft received net proceeds of approximately $45,058,300, reflecting gross proceeds of $49,910,000 (inclusive of the overallotment option) net of underwriter commissions of approximately $3,493,700 and other estimated offering costs of approximately $1,358,000. On January 31,

2000, the Securities and Exchange Commission declared SkillSoft's Registration Statement on Form S-1 (SEC File No. 333-86815) effective.

     The following table sets forth SkillSofts' cumulative use of proceeds as of July 31, 2000:

                                                             (In thousands)
Construction of plant, building and facilities                         --
Purchase and installation of machinery and equipment          $   571,259
Purchases of real estate                                               --
Acquisition of other businesses                                        --
Repayment of indebtedness                                     $ 4,500,000
Working capital                                               $ 8,397,041
Temporary investments (cash and cash equivalents)             $31,590,000
All other purposes                                                     --

     The foregoing use of net offering proceeds does not represent a material change in the use of proceeds described in SkillSoft's Registration Statement on Form S-1.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     SkillSoft's Annual Meeting of Stockholders was held on June 9, 2000. The following proposals were adopted by the vote specified below:

                  PROPOSAL                          FOR            AGAINST/WITHHELD          ABSTAIN
                  --------                          ---            ----------------          -------
To elect two Class I directors to
serve until the 2003 Annual
Meeting of Stockholders:

     Stewart K.P. Gross                          12,288,333             187,920                   0
     Charles E. Moran                            12,289,343             186,910

To ratify the selection of Arthur
Andersen LLP as SkillSoft's
independent public accountants
for the current year                             12,475,453                 300                 500


ITEM 5. - OTHER INFORMATION.

     Not applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  Exhibits

          The exhibit filed as a part of this Form 10-Q is the following:

          Exhibit 27.1: Financial Data Schedule

     (B)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended July 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SKILLSOFT CORPORATION
                                            (Registrant)

                                            By /s/ Thomas J. McDonald
                                            -----------------------------------
                                            Thomas J. McDonald, Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)


Date: September 13, 2000