Form 10-Q
period 2000-10-31
SKILLSOFT CORP
filed 2000-12-15
CIK 1094451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On December 1, 2000, the Registrant had outstanding 13,274,855 shares of common stock, $.001 par value per share.

                              SKILLSOFT CORPORATION

                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2000

                                      INDEX

                                                                                                               PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets as of
         October 31, 2000 and January 31, 2000 .........................................................           3

         Condensed Consolidated Statements of Operations
         for the three and nine months ended October 31, 2000 and 1999 .................................           4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended October 31, 2000 and 1999 ...........................................           5

         Notes to Condensed Consolidated Financial Statements...........................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........           9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................          22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................          23

Item 2.  Changes in Securities and Use of Proceeds......................................................          23

Item 3.  Defaults Upon Senior Securities................................................................          23

Item 4.  Submission of Matters to a Vote of Security Holders............................................          23

Item 5.  Other Information..............................................................................          24

Item 6.  Exhibits and Reports on Form 8-K...............................................................          24

SIGNATURES..............................................................................................          25

EXHIBIT INDEX...........................................................................................          26


                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                              SKILLSOFT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   As of October 31,  As of January 31,
                                                         2000               2000
                                                     ------------       ------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                      $ 20,205,516       $    734,595
      Short-term investments                            6,924,892                 --
      Accounts Receivable                               2,245,965            422,713
      Prepaid expenses and other current assets         2,234,435          1,397,028
                                                     ------------       ------------
        Total current assets                           31,610,808          2,554,336

PROPERTY AND EQUIPMENT, NET                             1,201,742            558,052
                                                     ------------       ------------

                                                     $ 32,812,550       $  3,112,388
                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Line of Credit                                 $         --       $  4,513,209
      Accounts payable                                  1,370,431            702,557
      Accrued expenses                                  4,065,567          2,834,030
      Deferred revenue                                  4,119,123          1,419,990
                                                     ------------       ------------
        Total current liabilities                       9,555,121          9,469,786

STOCKHOLDERS' EQUITY(DEFICIT):
      Preferred Stock                                          --         20,710,256
      Class A common stock                                     --              2,848
      Common stock                                         13,278                 --
      Additional paid-in capital                       75,245,357          7,460,320
      Warrants outstanding                                319,228            319,228
      Deferred compensation                            (1,894,910)        (2,479,910)
      Notes receivable from
          stockholders                                   (339,063)          (339,063)
      Accumulated deficit                             (50,047,234)       (32,045,346)
      Cumulative translation
          adjustment                                      (39,227)            14,269
                                                     ------------       ------------
         Total stockholders' equity
         (deficit)                                     23,257,429         (6,357,398)
                                                     ------------       ------------

                                                     $ 32,812,550       $  3,112,388
                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SKILLSOFT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended                     Nine Months Ended
                                                          October 31,                           October 31,
                                                    2000               1999               2000               1999
                                                ------------       ------------       ------------       ------------
REVENUE                                         $  5,510,529       $  1,282,978       $ 11,263,841       $  2,371,202
COST OF REVENUE(1)                                   423,824            243,229            981,464            497,684
                                                ------------       ------------       ------------       ------------
     Gross margin                                  5,086,705          1,039,749         10,282,377          1,873,518

OPERATING EXPENSES:
     Research and development(1)                   3,547,662          2,141,197         10,445,956          5,884,318
     Selling and marketing(1)                      5,577,826          2,319,837         14,616,412          5,169,223
     General and administrative(1)                 1,457,961          1,045,245          4,154,124          3,009,762
     Amortization of deferred
         stock-based compensation                    195,000            150,943            585,000            189,288
                                                ------------       ------------       ------------       ------------

            Total operating expenses              10,778,449          5,657,222         29,801,492         14,252,591

INTEREST INCOME, NET                                 566,445             26,186          1,517,227            145,872
                                                ------------       ------------       ------------       ------------

NET LOSS                                          (5,125,299)        (4,591,287)       (18,001,888)       (12,233,201)
       Preferred Stock Dividend                           --          3,765,000                 --          3,765,000
                                                ------------       ------------       ------------       ------------
Net loss attributable to Common
       Shareholders                             $ (5,125,299)      $ (8,356,287)      $(18,001,888)      $(15,998,201)
                                                ============       ============       ============       ============
NET LOSS PER SHARE
     Basic and diluted loss per share           $      (0.40)      $      (4.23)      $      (1.43)      $      (8.65)
                                                ============       ============       ============       ============
     Basic and diluted weighted average
           shares outstanding (see note 8)        12,896,891          1,975,181         12,545,524          1,848,723
                                                ============       ============       ============       ============
Pro forma basic and diluted loss per share                         $      (0.54)                         $      (1.56)
                                                                   ============                          ============
Pro forma basic and diluted weighted
average shares outstanding (see note 8)                               8,569,971                             7,850,898
                                                                   ============                          ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) The following summarizes the departmental allocation of stock-based compensation:

    Cost of revenue                              $ 26,983      $ 22,462      $ 80,949      $ 28,168
    Research and development                       91,828        76,919       275,484        96,460
    Selling and marketing                          75,150        50,688       225,450        63,565
    General and administrative                      1,039           874         3,117         1,095
                                                 --------      --------      --------      --------
             Total stock-based compensation      $195,000      $150,943      $585,000      $189,288
                                                 ========      ========      ========      ========

                              SKILLSOFT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED OCTOBER 31,
                                                                        2000               1999
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $(18,001,888)      $(12,233,201)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
         Amortization of deferred compensation                           585,000            189,288
         Depreciation and amortization                                   288,642            151,213
         Changes in current assets and liabilities:
             Accounts receivable                                      (1,849,238)        (1,319,764)
             Prepaid expenses and other current assets                  (862,328)          (861,645)
             Accounts payable                                            685,626            142,485
             Accrued expenses                                          1,259,227            681,669
             Deferred revenue                                          2,714,592            627,347
                                                                    ------------       ------------
                Net cash used in operating activities                (15,180,367)       (12,622,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                               (939,588)          (242,555)
      Purchases of short-term investments                            (33,763,059)        (9,868,310)
      Maturity of short-term investments                              26,838,166         13,210,012
                                                                    ------------       ------------
         Net cash (provided by) used in investing activities          (7,864,481)         3,099,147

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock in the initial public offering,
      net                                                             45,058,894                 --
      Issuance of common stock to Interim Services, Inc.               1,999,998                 --
      Issuance of Series B convertible preferred stock, net                   --          4,999,894
      Issuance of Series C convertible preferred stock, net                   --          3,758,821
      Issuance of Class A restricted common stock                             --            155,437
      Proceeds from exercise of stock options                             26,319              8,543
      Proceeds from Line of Credit                                            --            501,445
      Payments on line of credit                                      (4,500,000)                --
                                                                    ------------       ------------
           Net cash provided by financing activities                  42,585,211          9,424,140
      Effect of exchange rate changes on cash and cash
      equivalents                                                        (69,442)             3,890
                                                                    ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  19,470,921            (95,431)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           734,595            623,322
                                                                    ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 20,205,516       $    527,891
                                                                    ------------       ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING TRANSACTIONS:
Issuance of Class A restricted common stock for notes
receivable from stockholders                                        $         --       $     32,813
                                                                    ------------       ------------

Preferred stock dividend due to beneficial conversion
Feature of Series C convertible preferred stock                     $         --       $  3,765,000
                                                                    ------------       ------------


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

2.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2000 and the results of its operations and its cash flows for the three and nine months ended October 31, 2000 and 1999. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3.       CASH, CASH EQUIVALENTS AND INVESTMENTS

         The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2000 and January 31, 2000, cash equivalents consisted mainly of money market funds. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. At

October 31, 2000, the Company's investments consisted of held-to-maturity securities that are investments in high grade commercial paper instruments, short-term notes and U.S. Treasury bills, which had an average maturity of 179 days. All of these investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

4.       REVENUE RECOGNITION

         The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4. The AICPA issued SOP 98-9, which provides amendments to SOP 97-2, and was effective for transactions entered into beginning January 1, 2000 The Company derives revenue primarily pursuant to license agreements under which customers license usage of delivered products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers are generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within the Company's course library.

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

         The Company also derives service revenue from installation and technical support, extranet hosting and online mentoring services, which is recognized as revenue as the service is performed. For the three and nine months ended October 31, 2000, the Company recognized approximately $132,000 and $293,000 of service revenue, respectively, compared to $39,500 and $51,270 of service revenue recognized in the three and nine months ended October 31, 1999. The Company may offer payment terms generally up to six months from the initial shipment date or anniversary date for multi-year agreements to some of its customers. The cost of satisfying any Post Contract Support (PCS) is accrued and included in deferred revenue at the time revenue is recognized, as PCS fees are included in the annual license fee. The estimated cost of providing PCS during the agreements is insignificant and the Company does not offer it separately. Unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent. For multi-element agreements, vendor specific objective evidence exists to allocate the total fee to the elements of the agreement. Deferred revenue represents the unrecognized portion of the license fees and PCS for which the Company has received payment and amounts that have been accrued for PCS.

5.       COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from nonowner sources. The components of comprehensive income (loss) for the three and nine months ended October 31, 2000 and 1999 are as follows:

                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      OCTOBER 31,                            OCTOBER 31,
                                                2000               1999               2000               1999
                                            ------------       ------------       ------------       ------------
Comprehensive loss:
      Net loss                              $ (5,125,299)      $ (4,591,287)      $(18,001,888)      $(12,233,201)
      Other comprehensive (loss)
           Foreign currency Adjustment           (28,365)             4,736            (53,496)             4,736
                                            ------------       ------------       ------------       ------------

             Comprehensive loss             $ (5,153,664)      $ (4,586,551)      $(18,055,384)      $(12,228,465)
                                            ============       ============       ============       ============

6.       NET LOSS PER SHARE

         Basic and diluted net loss per common share was determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same, as outstanding unvested shares of restricted common stock, common stock options and convertible preferred stock are antidilutive because the Company has recorded a net loss for all periods presented. Unvested shares of restricted common stock and common stock options totaling 1,476,063 and 1,622,366 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended October 31, 1999 and 2000, respectively. Warrants to purchase 60,606 shares of common stock outstanding at October 31, 2000, have also been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended October 31, 2000 as their effects are antidilutive.

         The calculation of pro forma net loss per common share for the three and nine months ended October 31, 1999 assumes that all Series A and Series B convertible preferred stock had been converted to common stock as of the issuance date, and excludes the preferred stock dividend from the calculation of the net loss.

7.       SEGMENT REPORTING

         The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the fiscal year ended January 31, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision-makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

8.       LITIGATION

         There have been no significant changes in the status of the outstanding litigation as reported in SkillSoft's Annual Report on Form 10-K filed on May 1, 2000 as updated by the Quarterly Report on Form 10-Q filed on September 13, 2000.

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

         OVERVIEW

         SkillSoft commenced operations in January 1998, and until March 1999, devoted substantially all of its efforts to product development, establishing a course content developer and supplier base, and building a direct sales and support organization in the United States and a business application and network infrastructure to support future growth. Since March 1999, SkillSoft has devoted substantial resources to sales and marketing activities as well as to continued product development, and have recorded revenue, although it is not yet profitable. SkillSoft had an accumulated deficit of $50,047,234 as of October 31, 2000. SkillSoft expects to incur additional losses through at least the first several quarters of the fiscal year ending January 31, 2002, due primarily to substantial increases in sales and marketing expenditures related to expanding its direct sales organization in North America, Europe and Australia and to increased personnel-related costs and expenditures for travel, advertising, public relations, recruiting and other activities. Research and development expenses will also contribute to losses during this period as SkillSoft continues to introduce new courses. Legal costs may also increase due to the defense of lawsuits filed against SkillSoft and certain of its executives by NETg.

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

         The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract. License fees for subsequent years of multi-year license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above, or if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries, or if the customer licenses all courses currently available and to be developed during a particular term. This revenue recognition practice results in the building of backlog of future revenue streams. Revenue is recognized as billed monthly or quarterly under the pay-for-use model. SkillSoft also derives revenue from optional complementary services such as extranet hosting and mentoring services, which have been minimal to date. SkillSoft may offer payment terms up to six months from the initial shipment date or anniversary date for multi-year agreements.

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

         Cost of revenue includes the cost of materials (such as CD-ROM media), packaging, duplication, custom library CD production, internet hosting services, the cost of Online Mentoring services, royalties and certain infrastructure and occupancy expenses. These costs of revenue are generally recognized as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. Software development costs are accounted for in accordance with SFAS No. 86, which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred. Selling and marketing expenses consist primarily of salaries, commissions and benefits, advertising and promotion, travel and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses and certain infrastructure and occupancy expenses.

         RESULTS OF OPERATIONS

         Comparison of the three months ended October 31, 2000 and 1999

         Revenue increased $4,227,551, or 330%, to $5,510,529 million in the three months ended October 31, 2000 from $1,282,978 in the three months ended October 31, 1999. This increase is due to continuing revenue from our existing customers as well as new customers signed during the quarter ended October 31, 2000. One customer accounted for 9% of revenue for the three months ended October 31, 2000.

         Cost of revenue increased $180,595, or 74%, to $423,824 in the three months ended October 31, 2000 from $243,229 in the three months ended October 31, 1999. Total cost of revenue as a percentage of total revenue decreased to 8% in the three months ended October 31, 2000 from 19% in the three months ended October 31, 1999. This decrease as a percentage of revenue was primarily due to the spreading of these costs of revenue, many of which are fixed, over a significantly larger revenue base.

         Research and development expenses increased $1,406,465, or 66%, to $3,547,662 in the three months ended October 31, 2000 from $2,141,197 in the three months ended October 31, 1999. Research and development expenses as a percentage of total revenue decreased to 64% in the three months ended October 31, 2000 from 167% in the three months ended October 31, 1999. Research and development expenses increased due to increased personnel and courseware development costs. Since SkillSoft's strategy includes offering the largest library of critical business skill (soft skills) courses in the industry, SkillSoft believes that a significant investment in research and development is necessary to remain competitive, and SkillSoft therefore expects research and development expenses to continue to increase.

         Selling and marketing expenses increased $3,257,989, or 140%, to $5,577,826 in the three months ended October 31, 2000 from $2,319,837 in the three months ended October 31, 1999. Selling and marketing expenses as a percentage of total revenue decreased to 101% in the three months ended October 31, 2000 from 181% in the three months ended October 31, 1999. Selling and marketing expenses increased due to increased personnel, commissions, marketing, and travel costs. SkillSoft believes that a significant investment in selling and marketing to expand its distribution channel worldwide is required to remain competitive, and SkillSoft therefore expects selling and marketing expenses to continue to increase.

         General and administrative expenses increased $412,716, or 39%, to $1,457,961 in the three months ended October 31, 2000 from $1,045,245 in the three months ended October 31, 1999. General and administrative expenses as a percentage of total revenue decreased to 26% in the three months ended October 31, 2000 from 81% in the three months ended October 31, 1999.

General and administrative expenses increased due to increased personnel expenses and additional operating expenses associated with operating as a public company. SkillSoft anticipates that general and administrative expenses will continue to increase due to increases in information services and additional expenses associated with operating as a public company.

         Stock-based compensation expense increased $44,057, or 29%, to $195,000 in the three months ended October 31, 2000 from $150,943 in the three months ended October 31, 1999. The expense is the result of awards to employees at exercise prices below the fair market value of the stock during fiscal 2000.

         Interest income increased $540,259 to $566,445 in the three months ended October 31, 2000 from $26,186 in the three months ended October 31, 1999. This increase was due to higher cash balances as the result of proceeds from the initial public offering.

         Comparison of the nine months ended October 31, 2000 and 1999

         Revenue increased $8,892,639, or 375%, to $11,263,841 million in the nine months ended October 31, 2000 from $2,371,202 in the nine months ended October 31, 1999. This increase is due to continuing revenue from our existing customers as well as new customers signed during the quarter ended October 31, 2000. One customer accounted for 8% of revenue for the nine months ended October 31, 2000.

         Cost of revenue increased $483,780, or 97%, to $981,464 in the nine months ended October 31, 2000 from $497,684 in the nine months ended October 31, 1999. Total cost of revenue as a percentage of total revenue decreased to 9% in the nine months ended October 31, 2000 from 21% in the nine months ended October 31, 1999. This decrease as a percentage of revenue was primarily due to the spreading of these costs of revenue, many of which are fixed over a significantly larger revenue base.

         Research and development expenses increased $4,561,638, or 78%, to $10,445,956 in the nine months ended October 31, 2000 from $5,884,318 in the nine months ended October 31, 1999. Research and development expenses as a percentage of total revenue decreased to 93% in the nine months ended October 31, 2000 from 248% in the nine months ended October 31, 1999. Research and development expenses increased due to increased personnel and courseware development costs.

         Selling and marketing expenses increased $9,447,189, or 183%, to $14,616,412 in the nine months ended October 31, 2000 from $5,169,223 in the nine months ended October 31, 1999. Selling and marketing expenses as a percentage of total revenue decreased to 130% in the nine months ended October 31, 2000 from 218% in the nine months ended October 31, 1999. Selling and marketing expenses increased due to increased personnel, commissions, marketing, and travel costs.

         General and administrative expenses increased $1,144,362, or 38%, to $4,154,124 in the nine months ended October 31, 2000 from $3,009,762 in the nine months ended October 31, 1999. General and administrative expenses as a percentage of total revenue decreased to 37% in the nine months ended October 31, 2000 from 127% in the nine months ended October 31, 1999. General and administrative expenses increased due to increased personnel expenses and additional operating expenses associated with operating as a public company. Stock-based compensation expense increased $395,712, or 209%, to $585,000 in the nine months ended October 31, 2000 from $189,288 in the nine months ended October 31, 1999.

         Stock-based compensation expense increased $395,712, or 209%, to $585,000 in the nine months ended October 31, 2000 from $189,288 in the nine months ended October 31, 1999. The expense is the result of awards to employees at exercise prices below the fair market value of the stock during fiscal 2000.Interest income increased $1,371,355 to $1,517,227 in the nine months ended October 31, 2000 from $145,872 in the nine months ended October 31, 1999. This increase was due to higher cash balances as the result of proceeds from the initial public offering.

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

         As of October 31, 2000, SkillSoft's principal source of liquidity was its cash and cash equivalents and marketable securities balances, which totaled $27,130,408.

         SkillSoft's primary investing activities during the nine months ended October 31, 2000 were purchases of property and equipment, and purchases and maturation of marketable securities. Property and equipment purchases for the nine months ended October 31, 2000 and October 31, 1999 were approximately $939,600 and $242,600, respectively. Purchases and maturation of marketable securities generated a net cash outflow of approximately $7,900,000 in the nine months ended October 31, 2000 compared to a net cash inflow of approximately $3,100,000 in the nine months ended October 31, 1999.

         Cash provided by financing activities for the nine month period ended October 31, 2000 was approximately $42,600,000, which primarily consisted of net proceeds from the sale of common stock in the initial public offering of approximately $45,100,000 and proceeds from the sale of common stock to Interim Services, Inc. of $2,000,000, partially offset by the payment of $4,500,000 on the line of credit with Greyrock Capital. This was an increase from $9,400,000 in the nine months ended October 31, 1999, which primarily consisted of proceeds from the issuance of Series B convertible preferred stock.

         Working capital (deficit) was approximately $22,100,000 and $(6,900,000) as of October 31, 2000 and January 31, 2000, respectively. Total assets were approximately $32,800,000 and $3,100,000 as of October 31, 2000 and January 31, 2000, respectively. These increases were primarily attributable to the proceeds from the initial public offering, offset by the funding of operations.

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

         Since SkillSoft began operations in January 1998, it has incurred losses in every fiscal period. SkillSoft's accumulated deficit through the quarter ended October 31, 2000 was $50,047,234. SkillSoft expects to continue to incur substantial losses through at least the first several quarters of the fiscal year ending January 31, 2002, and SkillSoft cannot be certain if or when it will become profitable. If SkillSoft does not become profitable within the timeframe expected by investors, the market price of our common stock may be adversely affected. SkillSoft has generated relatively small amounts of revenue while increasing expenditures in all areas in order to develop its business. SkillSoft expects to continue to incur significant expenses, particularly in sales and marketing, in an effort to develop our business. As a result, SkillSoft will need to generate significant revenue to achieve and maintain profitability. Even if SkillSoft does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     -   customer lists and information;

     -   relationships with service providers; and

     -   NETg's soft skills product line business plan

         The claims seek injunctive relief against the defendants demanding the return, and no future use by these defendants, of the alleged trade secrets. The claim for alleged misappropriation of trade secrets seeks compensatory damages of $400 million and exemplary damages in the additional amount of $400 million. The other claims seek recovery of compensatory, incidental and consequential damages in an unspecified amount and punitive damages against various defendants totaling in excess of $70 million. Named as defendants in the lawsuit, in addition to SkillSoft, are Charles E. Moran, Jerald A. Nine, Jr., Mark A. Townsend, Lee A. Ritze, Dennis E. Brown, Sally H. Welsh, Warburg, Pincus Ventures, L.P., SkillSoft's largest investor, and each partner of Warburg.

         In addition, NETg also filed suit against SkillSoft in July 2000 alleging that SkillSoft's educational and training software products infringe a patent allegedly owned by NETg. The complaint seeks both monetary damages and injunctive relief. SkillSoft has filed an answer and a counterclaim for a declaration of invalidity of the NETg patent.

         These lawsuits are still in discovery, and SkillSoft can not yet assess the potential liability of SkillSoft or the other defendants. SkillSoft's failure to prevail in these cases could have any or all of the following significant adverse effects on SkillSoft's business and financial performance:

     - injunctive relief against SkillSoft and SkillSoft's officers and employees, which could restrict SkillSoft's ability to conduct its business;

     -   an adverse judgment against SkillSoft for monetary damages;

     -   a settlement on unfavorable terms; or

     - obligations SkillSoft has to indemnify SkillSoft's employees for liabilities and expenses they incur in connection with the lawsuits; or

     - obligations to customers for breach of SkillSoft's warranty of noninfringement.

         In addition, these cases, regardless of their outcome, will continue to result in significant expenses in defending the lawsuits and may divert the efforts and attention of SkillSoft's management team from normal business operations.

SKILLSOFT'S LIMITED OPERATING HISTORY DOES NOT AFFORD SIGNIFICANT FINANCIAL DATA UPON WHICH TO FORECAST QUARTERLY REVENUE OR OPERATING RESULTS, AND SKILLSOFT'S OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER DUE TO THE NATURE OF SKILLSOFT'S BUSINESS, WHICH COULD HAVE A NEGATIVE IMPACT ON THE PRICE OF SKILLSOFT'S COMMON STOCK

         As a result of SkillSoft's limited operating history, SkillSoft does not have sufficient historical financial data upon which to forecast quarterly revenue and operating results. If SkillSoft's quarterly revenue or operating results falls below the expectations of investors or securities analysts; the price of SkillSoft's common stock could fall substantially. SkillSoft's quarterly operating results may fluctuate as a result of a variety of factors, including:

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

         Most of SkillSoft's expenses, such as rent and most employee compensation do not vary directly with revenue and are difficult to adjust in the short term. As a result, if revenue for a particular quarter is below SkillSoft's expectations, SkillSoft could not proportionately reduce operating expenses for that quarter. Any such revenue shortfall would therefore have a disproportionate effect on SkillSoft's expected operating results for that quarter. In addition, SkillSoft expects that a disproportionate amount of its revenue each quarter will be recognized in the final weeks of that quarter. As a result, any delays in receiving orders or signing contracts may defer the associated revenue to the following quarter, which would adversely affect SkillSoft's operating results on a quarterly basis.

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

         To be competitive, SkillSoft must develop and introduce on a timely basis new course offerings which meet the needs of companies seeking to use SkillSoft's education and training products. In addition, some of SkillSoft's courses may need to be updated due to changes in educational doctrines or the evolving requirements of educational institutions and certification organizations. SkillSoft relies on independent third parties to provide it with the educational content for its courses based on learning objectives and specific instructional design templates that SkillSoft provides to them. SkillSoft's most important content provider, Frontline Group Technology Center, formerly Institute for Performance Excellence, Inc., is responsible for the development of more than half of SkillSoft's courses. SkillSoft does not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of SkillSoft's third party content providers were to stop working with SkillSoft, SkillSoft would have to rely on other parties to develop SkillSoft course content. SkillSoft cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms.

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

THE LENGTHY SALES CYCLE FOR SKILLSOFT'S PRODUCTS MAY MAKE ITS OPERATING RESULTS UNPREDICTABLE AND VOLATILE

         The period between SkillSoft's initial contact with a potential customer and the purchase of SkillSoft's products by that customer typically ranges from three to 12 months. Factors, which may contribute to SkillSoft's long sales cycle, include:

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

         SkillSoft's failure to properly manage its recent and anticipated growth could have a material adverse effect on the quality of its products, its ability to retain key personnel and the efficiency of its operations, any of which could have a material adverse effect on its business and financial performance. From January 1, 1999 to October 31, 2000, the number of SkillSoft's employees increased from 45 to 204. This growth has strained, and SkillSoft's future growth may continue to strain, its management, operational systems and other resources. To manage its growth effectively, SkillSoft must be able to maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations. There can be no assurance SkillSoft will be able to do so.

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

         Some users access SkillSoft's courses over the public internet. Examples include users who access courses from their company's intranet via remote access and employees of companies that utilize SkillSoft's hosting services and who therefore access courses from SkillSoft-managed servers via the internet. Any factors that adversely affect internet usage could disrupt the ability of those users to access SkillSoft's courses, which would adversely affect customer satisfaction and therefore SkillSoft's business. Among the factors that could disrupt internet usage is:

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

SKILLSOFT'S PRODUCTS MAY BE SUSCEPTIBLE TO CLAIMS BY OTHER COMPANIES THAT SKILLSOFT'S PRODUCTS INFRINGE UPON THEIR INTELLECTUAL PROPERTY, WHICH COULD ADVERSELY AFFECT SKILLSOFT'S FINANCIAL CONDITION

         If any of SkillSoft's products violate the proprietary rights of third parties, SkillSoft may be required to reengineer its products or to obtain licenses to continue offering SkillSoft's products without substantial reengineering. Any efforts to reengineer SkillSoft's products or obtain licenses from third parties may not be successful and, in any case, could have a material adverse effect on SkillSoft's business and financial performance by substantially increasing its costs. SkillSoft does not conduct comprehensive patent searches to determine whether the technologies used in SkillSoft's products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending; many of, which are confidential when, filed, with regard to similar technologies.

THE SIGNIFICANT CONCENTRATION OF OWNERSHIP OF SKILLSOFT'S COMMON STOCK WILL LIMIT INVESTORS ABILITY TO INFLUENCE CORPORATE ACTIONS

         The concentration of ownership of SkillSoft's common stock may have the effect of delaying, preventing or deterring a change in control of SkillSoft, could deprive SkillSoft's stockholders of an opportunity to receive a premium for their common stock as part of a sale of SkillSoft and might affect the market price of SkillSoft's common stock. Warburg, Pincus Ventures, L.P. owns approximately 47% of SkillSoft's outstanding common stock and, together with SkillSoft's executive officers and directors, will beneficially own approximately 67% of SkillSoft's outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

ITEM 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of October 31, 2000, SkillSoft did not use derivative financial instruments for speculative or trading purposes.

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

                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

         The information under Item 3 entitled "Legal Proceedings" from the Annual Report on Form 10-K filed on May 1, 2000 and the information under Item 1 of Part II from the Quarterly Report on Form 10-Q filed on September 13, 2000, are hereby incorporated by reference.

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

         The following table sets forth SkillSofts' cumulative use of proceeds as of October 31, 2000:

                                                                    (In thousands)
Construction of plant, building and facilities                                --
Purchase and installation of machinery and equipment                 $   939,588
Purchases of real estate                                                      --
Acquisition of other businesses                                               --
Repayment of indebtedness                                            $ 4,500,000
Working capital                                                      $12,488,304
Temporary investments (cash and cash equivalents)                    $27,130,408
All other purposes                                                            --

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

         (A)     Exhibits

                 See the Exhibit Index attached hereto.

         (B)     Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the quarter ended October 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SKILLSOFT CORPORATION
                                             (Registrant)

                                             By /s/ Thomas J. McDonald
                                             ---------------------------
                                             Thomas J. McDonald, Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)



Date: December 15, 2000

                                 EXHIBIT INDEX

3.01+    Amended and Restated Certificate of Incorporation of SkillSoft.

3.02+    Amended and Restated By-Laws of SkillSoft.

4.01+    Specimen Stock Certificate representing Common Stock.

27.1     Financial Data Schedule


---------------

+ Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-86815).