Form 10-K
period 2001-01-31
SKILLSOFT CORP
filed 2001-05-01
CIK 1094451

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $127,831,283 based on the last reported sale price of the registrant's Common Stock as of April 23, 2001.

     On April 23, 2001, the registrant had outstanding 13,401,706 shares of Common Stock, $.001 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file with the Securities and Exchange Commission a definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on June 14, 2001. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SKILLSOFT CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                            ------
PART I
Item 1.       Business....................................................      1
Item 2.       Properties..................................................      9
Item 3.       Legal Proceedings...........................................      9
Item 4.       Submission of Matters to a Vote of Security Holders.........     11

PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matter..........................................     11
Item 6.       Selected Financial Data.....................................     12
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     12
Item 7A.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................     23
Item 8.       Financial Statements and Supplementary Data.................     23
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     23

PART III
Item 10.      Directors and Executive Officers of the Registrant..........     24
Item 11.      Executive Compensation......................................     24
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................     24
Item 13.      Certain Relationships and Related Transactions..............     24

PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................     24

              Signatures..................................................     25

                                     PART I

     Any statement in this Form 10-K about future expectations, plans and prospects for SkillSoft, including statements containing the words "believes," "anticipates," "plans," "expects," "will" and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth in Item 7 under the heading "Future Operating Results".

ITEM 1. -- BUSINESS

GENERAL

     SkillSoft is a provider of training courses that are accessible by users through corporate intranets or remotely through the internet. SkillSoft's courses are targeted at large companies and cover a variety of professional effectiveness and business topics (critical business skills commonly called "soft skills"). All of SkillSoft's courses and support tools have been specifically designed to take advantage of the benefits offered by the internet and the Web-based environments of SkillSoft's customers and are accessible through standard Web browsers, which are common software applications that allow users to access and interact with Web sites. This enables the users of SkillSoft's products to access the material they need, with the specificity or breadth that they require, anytime or anywhere that they may need it. SkillSoft's customers receive comprehensive training and support solutions for their employees, comprised of:

     - SkillSoft's library of 624 courses, translations and localizations as of January 31, 2001, which encompasses a wide array of professional effectiveness skills and business topics; and

     - SkillSoft's Web-based job performance support tools, such as Search-and-Learn technology, Online Mentoring, Online Job Aids, SkillBriefs and SkillSimulations.

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

PRODUCTS

  Courses

     SkillSoft's comprehensive library of Web-based courses encompasses a wide array of professional effectiveness skills and business topics. As of January 31, 2001, SkillSoft offered 624 course offerings, which included 432 course titles and 192 localized or translated courses which are divided into two categories: Professional Effectiveness and Business Expertise. Within these categories, SkillSoft offers courses on the following curricula:

PROFESSIONAL EFFECTIVENESS                                  BUSINESS EXPERTISE
Management                                                  Finance
Leadership                                                  Marketing
Team Building                                               Sales
Communication                                               Strategic Planning
Personal Development                                        Human Resources
Customer Service                                            Knowledge Management
Project Management                                          Operations
eLearning                                                   eBusiness
                                                            Industry Foundations
                                                            Financial Services
                                                            Administrative Support
                                                            Business Law

     Each of these curricula includes a number of series of courses. For example, within the Project Management curriculum are series entitled "Professional Project Management," "Advanced Risk Assessment for Project Management" and "Project Scope Management." Each series is in turn comprised of three to eight individual courses, which are generally two to three hours in length. Courses cover a number of different lessons, and each lesson encompasses a number of different topics. All of SkillSoft's courses are organized in a modular format, allowing users to take the entire course, or only those portions of it that are relevant to them.

     SkillSoft's courses are currently available in English and Italian. Some of SkillSoft's courses have been localized for use in the United Kingdom. In addition, SkillSoft is currently involved in efforts to translate and localize course offerings into other languages.

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

     - SkillBriefs, which are one-page summaries of over 1500 topics, offer on-the-job performance support. They can be used while taking a course, as a 5 minute learning event or anytime a student needs a refresher.

     - SkillPort, which is a Web-based software application that permits course users to access a wide variety of learning resources over the Web and includes tools for creating and managing individualized learning goals and plans. Through SkillPort, course users can find thousands of SkillBrief articles, books and web links, which build upon SkillSoft's existing library of courses. Users can also join an online learning community where they can share questions and ideas in discussion groups, chat sessions and other live e-Learning events. SkillSoft's advanced modular architecture also helps corporate customers achieve greater learning impact and cost-effectiveness by giving them flexibility in selecting only those SkillPort modules most appropriate to their enterprise learning goals.

     - SkillSimulations, which are simulation tools that permit course users to practice new skills taught in a specific SkillSoft course series. Each SkillSim presents course users with different scenarios in which they encounter and must solve a variety of business problems. Users have the opportunity to select different courses of action and the scenario "plays out" according to the user's responses. Events such as telephone calls, meetings and interruptions add to the reality of each scenario.

     - Course Customizing Toolkit, which offers a simple and comprehensive method of individually customizing SkillSoft courses by organizing specific content and examples, or combining topics or learning objects from different SkillSoft courses using a user-friendly template.

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

  Course Content and Development

     SkillSoft develops all of its courses in cooperation with outside organizations that provide content and assemble the courses. SkillSoft generally works with three to six outside content providers. These organizations supply the content of its courses based upon a jointly defined outline and assemble courses using SkillSoft's course development toolkit and following SkillSoft's Instructional Design model. The course development process is a collaborative exercise between SkillSoft and its outside content providers, and the development of a series of six courses typically takes 26 to 34 weeks.

     SkillSoft currently has agreements with six developers, pursuant to which the developer agrees to develop a number of courses from either their own content, SkillSoft content or content that SkillSoft has licensed. Most developers generally develop from five to ten courses at a set price per course. SkillSoft also may engage the developer to supply additional courses.

     SkillSoft currently has agreements with six content providers. Under most of SkillSoft's agreements, the content provider assigns all of its right, title and interest in the course and course materials to SkillSoft. Under one agreement, the content provider licenses the content to SkillSoft in exchange for royalty payments.

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

  Product Pricing

     The pricing for SkillSoft's courses varies based upon the number of course titles licensed by a customer, the number of users within the customer's organization and the length of the license agreement (generally one, two or three years). SkillSoft's license agreements permit customers to exchange course titles, generally on the contract anniversary date. Some course features, such as Online Mentoring, SkillPort, the Course Customizing Toolkit and extranet hosting, are separately licensed for an additional fee.

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

     Given the nature of SkillSoft's product offerings, these services and support do not require significant resources. As of January 31, 2001, SkillSoft's professional services organization consisted of 30 people.

SALES AND MARKETING

     SkillSoft uses a multi-prong sales strategy, consisting of

     - a direct sales force for larger accounts;

     - a telesales force for lead generation; and

     - resellers for small and mid-sized accounts and some international markets.

     SkillSoft believes this strategy enables it to focus its resources on the largest sales opportunities, while simultaneously leveraging the contacts and employees of its resellers to address opportunities that may not be cost-effective for SkillSoft to pursue directly.

     As of January 31, 2001, SkillSoft employed 121 sales professionals, telesales, and sales management personnel. Each account executive reports to a regional sales vice president who is responsible for revenue growth and expense control for his or her area. SkillSoft presently employs two regional sales vice presidents in the United States, a Director of Channel Sales and a Vice President/Managing Director of International Sales and Marketing, a Director of Strategic Alliances and a General Manager of Client Services, each of whom reports to SkillSoft's Vice President, Worldwide Sales and Marketing. SkillSoft also has a sales executive focused exclusively on educational institutions. SkillSoft's sales professionals have backgrounds at companies such as SmartForce, NETg, Xebec and Ziff-Davis, as well as extensive contacts at the corporate customers that SkillSoft targets. The sales process for an initial sale to a large customer typically ranges from three to 12 months and often involves a coordinated effort among a number of groups within SkillSoft's organization.

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

     SkillSoft's products are resold by a number of leading education technology vendors, including, IBM and Duke Licensing ApS.

     For the fiscal year ended January 31, 2001, 90% of SkillSoft's revenue was generated within the United States. SkillSoft opened an office in the United Kingdom in September, 1999, which serves as the hub of its international operations. SkillSoft also opened an office in Sydney, Australia in February 2000. SkillSoft employs a direct sales force in the United Kingdom and Australia but its strategy is to address other international markets -- such as continental Europe and the Far East -- primarily through resellers, with the goal of penetrating English-speaking markets in those areas.

     SkillSoft's marketing organization utilizes a variety of programs to support its sales team. As of January 31, 2001, SkillSoft's marketing organization consisted of eight employees. SkillSoft's marketing programs include:

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

     No customer accounted for more than 10% of SkillSoft's revenue for the fiscal year ended January 31, 2001.

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

     As of January 31, 2001, SkillSoft had 39 employees engaged in product development and production activities. SkillSoft also utilizes independent contractors for some product development work. SkillSoft expects to continue to commit significant resources to research and development in the future. To date, all research and development expenses have been expensed as incurred.

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

     SkillSoft currently licenses from Lucent Technologies Inc., Allaire Corporation and other third parties some technology and some course content that it incorporates into its products. There can be no assurance that this technology and content will continue to be available to SkillSoft on commercially reasonable terms, if at all. The loss of this technology or content could result in delays in development and introduction of new products or product enhancements, which could have a material adverse effect on its business and financial performance. Moreover, SkillSoft may face claims from others that the third-party technology or content incorporated in its products violates proprietary rights held by those claimants. SkillSoft may also face claims for indemnification from its customers resulting from infringement claims against them based on the incorporation of third-party technology or content in its products. Although SkillSoft is generally indemnified against such claims, in some cases the scope of that indemnification is limited. Even if SkillSoft receives broad indemnification, third party indemnitors are not always well capitalized and may not be able to indemnify SkillSoft in the event of infringement. In addition, such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect SkillSoft's business.

     SkillSoft has trademark and service mark applications pending in the United States for some of its trademarks, including SkillSoft, SkillSoft RolePlay, Search and Learn, SkillPort, Accelerated Path and "eLearning for the Knowledge Economy."

EMPLOYEES

     As of January 31, 2001, SkillSoft had 234 employees, of whom 129 were engaged in sales and marketing, 30 were engaged in customer service and support, 37 were engaged in product development, two were engaged in product production and 36 were engaged in executive management, finance and administration. None of its employees is subject to a collective bargaining agreement. SkillSoft believes that its relations with its employees are good.

ITEM 2. -- PROPERTIES

     SkillSoft's headquarters are located in approximately 22,100 square feet of office space in Nashua, New Hampshire under a lease that expires in February 2004. SkillSoft also leases a sales office in the Dallas area, in the United Kingdom and in Australia. SkillSoft believes that its existing facilities are adequate to meet its current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

ITEM 3. -- LEGAL PROCEEDINGS

     SkillSoft, several of its executive officers and key employees, and its largest investor are named as defendants in a lawsuit pending in the Circuit Court of Cook County, Illinois by National Education Training Group, Inc.
(NETg), the former employer of several of those individuals.

     NETg's most recent complaint alleges in substance that:

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

     - SkillSoft, Mr. Moran, Mr. Nine, Mark A. Townsend, Dennis E. Brown, Lee A. Ritze and Sally Welsh misappropriated trade secrets of NETg, and SkillSoft and Mr. Moran tortiously interfered with NETg's "prospective economic advantage;"

     - Mr. Moran, Mr. Townsend, Mr. Nine, Mr. Ritze, Mr. Brown and Ms. Welsh breached certain confidentiality and proprietary matters policies of NETg by misappropriating trade secrets and disclosing confidential and proprietary information during and after their employment with NETg;

     - Mr. Moran, Mr. Townsend, Mr. Nine, Mr. Ritze and Mr. Brown breached the conflict of interest policy of NETg's former corporate parent, National Education Corporation, by failing to disclose that Mr. Moran formed and solicited funding for SkillSoft, that Messrs. Townsend, Ritze and Brown had employment-related discussions with SkillSoft, and that Mr. Nine participated in forming and soliciting funding for SkillSoft, during their employment with NETg;

     - SkillSoft and Mr. Moran tortiously interfered with NETg's contractual relations with Mr. Townsend, Mr. Nine, Mr. Brown, Mr. Ritze and Ms. Welsh by offering them employment and inducing them to breach their confidentiality and trade secret obligations to NETg;

     - SkillSoft breached provisions of a license agreement with NETg relating to the use of NETg's software; and

     - Warburg Pincus Ventures, L.P., SkillSoft's largest investor, tortiously interfered with NETg's employment relationships with "at-will" employees, including Mr. Townsend and Mr. Nine, by offering those employees financial incentives to leave NETg and join SkillSoft, engaged in unfair competition through that same conduct and tortiously interfered with Mr. Moran's and Mr. Nine's fiduciary duty to NETg.

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

     The claims seek injunctive relief against SkillSoft and Messrs. Moran, Nine, Townsend, Brown and Ritze and Ms. Welsh and demand the return, and no future use by these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million, exemplary damages in the additional amount of $400 million, additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages of $70 million.

     In addition, on July 26, 2000, NETg filed suit against SkillSoft in the United States District Court for the Northern District of Illinois alleging that SkillSoft's educational and training software products infringe United States Patent No. 6,039,575, which was issued to NETg on March 21, 2000. The complaint seeks both monetary damages and injunctive relief. SkillSoft filed its answer and a counterclaim for a declaration of invalidity of the NETg patent on August 17, 2000. NETg filed its reply and affirmative defenses to SkillSoft's counterclaim on February 2, 2001.

     On April 17, 2001, SkillSoft filed a request for reexamination of the patent in suit, with the United States Patent and Trademark Office ("PTO"). On April 18, 2001, SkillSoft filed a motion to stay NETg's patent infringement action currently in the United States District Court for the Northern District of Illinois, pending resolution of SkillSoft's request for reexamination. The stay sought by SkillSoft would hold in abeyance all proceedings in the patent infringement action, including discovery, pending action by the PTO. The motion to stay is pending with the court.

     SkillSoft and the other defendants are vigorously defending themselves against NETg's allegations, and SkillSoft believes that both SkillSoft and the other defendants have meritorious defenses to the claims made in the lawsuits. None of the defendants in the first lawsuit were bound by written non-competition or non-solicitation agreements with NETg. The lawsuits are still in discovery, so SkillSoft is not yet able to assess the potential liability of SkillSoft or the other defendants. Nonetheless, SkillSoft's failure to prevail in this litigation could have any or all of the following significant adverse effects on SkillSoft's business and financial performance:

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

ITEM 4. -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

  Executive Officers of the Registrant

     The executive officers of the Registrant are as follows:

NAME                                   AGE                           POSITION
----                                   ---                           --------
Charles E. Moran.....................  46     Chairman of the Board, President and Chief Executive
                                              Officer
Thomas J. McDonald...................  51     Chief Financial Officer, Vice President, Operations,
                                              Treasurer and Secretary
Mark A. Townsend.....................  48     Vice President, Product Development
Jerald A. Nine, Jr...................  43     Vice President, Worldwide Sales and Marketing

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

                                    PART II

ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     SkillSoft's common stock is listed on the Nasdaq National Market under the symbol "SKIL." The following table sets forth, for the periods indicated, the high and low intraday sale prices per share of the Common Stock as reported on the Nasdaq National Market between February 1, 2000 and January 31, 2001.

 QUARTER ENDED    HIGH ($)   LOW ($)
 -------------    --------   -------
  April 30, 2000    33.50      9.75
   July 31, 2000   18.875    8.5625
October 31, 2000   21.875    10.125
January 31, 2001       22     11.75

     As of April 23, 2001, there were 13,401,706 shares of SkillSoft's common stock issued and outstanding held by approximately 132 holders of record on that date.

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

  Use of Proceeds from Registered Securities

     In connection with SkillSoft's initial public offering in February 2000, SkillSoft received net proceeds of approximately $45,058,300, reflecting gross proceeds of $49,910,000 (inclusive of the overallotment option) net of underwriter commissions of approximately $3,493,700 and other offering costs of approximately $1,358,000. On January 31, 2000, the Securities and Exchange Commission declared SkillSoft's Registration Statement on Form S-1 (SEC File No. 333-86815) effective.

     The following table sets forth SkillSoft's cumulative use of proceeds as of January 31, 2001:

                                                                  AMOUNT
                                                                -----------
Construction of plant, building and facilities..............             --
Purchase and installation of machinery and equipment........    $ 1,422,804
Purchases of real estate....................................             --
Acquisition of other businesses.............................             --
Repayment of indebtedness...................................    $ 4,500,000
Working capital.............................................             --
Temporary investments (cash and cash equivalents)...........             --
All other purposes (operating expenses).....................    $39,135,496

     None of the net proceeds of the offering were paid by SkillSoft, directly or indirectly, to any director, officer or general partner of SkillSoft or any of their associates, or to any persons owning ten percent or more of any class of SkillSoft's equity securities, or any affiliates of SkillSoft.

     The foregoing use of net offering proceeds does not represent a material change in the use of proceeds described in SkillSoft's Registration Statement on Form S-1.

ITEM 6. -- SELECTED FINANCIAL DATA

     Incorporated by reference from Appendix A attached hereto.

ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of SkillSoft should be read in conjunction with SkillSoft's consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

  Overview

     SkillSoft commenced operations in January 1998, and until March 1999, devoted substantially all of its efforts to product development, establishing a course content developer and supplier base, and building a direct sales and support organization in the United States and a business application and network infrastructure to support future growth. Since March 1999, SkillSoft has devoted substantial resources to sales and marketing activities as well as to continued product development, and has recorded revenue, although it is not yet profitable. SkillSoft had an accumulated deficit of $54,004,923 as of January 31, 2001. SkillSoft expects to incur additional losses through at least the fiscal year ending January 31, 2002, due primarily to substantial increases in sales and marketing expenditures related to expanding its direct sales organization in North America, Europe and Australia and to increased personnel-related costs and expenditures for travel, advertising, public relations, recruiting and other activities. Research and development expenses will also contribute to losses during this period as SkillSoft continues to introduce new courses. Legal costs may also increase due to the defense of lawsuits filed against SkillSoft and certain of its executives by NETg.

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

     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multi-year license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above, or if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries, or if the customer licenses all courses currently available and to be developed during a particular term. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due. This license approach results in the building of backlog of future revenue streams. Revenue is recognized as billed monthly or quarterly under the pay-for-use model. SkillSoft also derives revenue from optional complementary services such as extranet hosting and mentoring services, which have been minimal to date. SkillSoft may offer payment terms up to six months from the initial shipment date or anniversary date for multi-year agreements.

     SkillSoft's backlog at any given time represents the amount of license fees which are due to SkillSoft under existing license agreements but which have not yet been recognized as revenue. This amount is comprised of license fees attributable to licensed courses that have not yet been selected by the customer or delivered by SkillSoft and to future years of non-cancellable multi-year license agreements. SkillSoft's backlog as of January 31, 2001 was approximately $60,000,000. SkillSoft's backlog can vary based upon a number of factors, including the timing of the execution of new license agreements, the timing of product deliveries and the length of SkillSoft license agreements.

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

     SkillSoft recorded deferred compensation of $2,851,551 in the fiscal year ended January 31, 2000, representing the difference between the exercise price of stock options granted and the sale price of restricted common stock and the fair market value of the underlying common stock at the date of grant. SkillSoft reversed deferred compensation of $123,078 in the fiscal year ended January 31, 2001 in connection with terminated employees whose stock option grants had not yet vested. No such deferred compensation was recorded for the fiscal years ended January 31, 1999 or 2001. The deferred compensation is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options and restricted common stock, which is typically four years. Of the total deferred compensation amount of $2,851,551, $1,124,606 had been amortized and $123,078 had been reversed as of January 31, 2001. The amortization of deferred compensation is recorded as an operating expense. SkillSoft currently expects to amortize the remaining $1,603,867 of deferred compensation as of January 31, 2001 in the periods indicated, as follows:

February 1, 2001-January 31, 2002...........................  $  735,248
February 1, 2002-January 31, 2003...........................     611,367
February 1, 2003-January 31, 2004...........................     257,252
                                                              ----------
                                                              $1,603,867
                                                              ==========

RESULTS OF OPERATIONS

  Comparison of the fiscal year ended January 31, 2001 and 2000

     Revenue increased $15,106,912, or 360%, to $19,297,459 in the fiscal year ended January 31, 2001 from $4,190,547 in the fiscal year ended January 31, 2000. This increase is due to new customers signed during the year ended January 31, 2001, and, to a lesser extent, continuing revenue from our existing customers. One customer accounted for 7.1% of revenue for the fiscal year ended January 31, 2001.

     Cost of revenue increased $748,344, or 99%, to $1,506,193 in the fiscal year ended January 31, 2001 from $757,849 in the fiscal year ended January 31, 2000. Cost of revenue as a percentage of total revenue decreased to 8% in the fiscal year ended January 31, 2001 from 18% in the fiscal year ended January 31, 2000. This decrease as a percentage of revenue was primarily due to the spreading of these costs of revenue, many of which are fixed, over a significantly larger revenue base.

     Research and development expenses increased $5,399,712, or 62%, to $14,046,765 in the fiscal year ended January 31, 2001 from $8,647,053 in the fiscal year ended January 31, 2000. Research and development expenses as a percentage of total revenue decreased to 73% in the fiscal year ended January 31, 2001 from 206% in the fiscal year ended January 31, 2000. Research and development expenses increased due to increased personnel and courseware development costs. Since SkillSoft's strategy includes offering the largest library of critical business skill (soft skills) courses in the industry, SkillSoft believes that a significant investment in research and development is necessary to remain competitive, and SkillSoft therefore expects research and development expenses to continue to increase.

     Selling and marketing expenses increased $11,985,638, or 134%, to $20,946,289 in the fiscal year ended January 31, 2001 from $8,960,651 in the fiscal year ended January 31, 2000. Selling and marketing expenses as a percentage of total revenue decreased to 109% in the fiscal year ended January 31, 2001 from 214% in the fiscal year ended January 31, 2000. Selling and marketing expenses increased due to increased personnel, commissions, marketing, and travel costs. SkillSoft believes that a significant investment in selling and marketing to expand its distribution channel worldwide is required to remain competitive, and SkillSoft therefore expects selling and marketing expenses to continue to increase.

     General and administrative expenses increased $1,404,952, or 32%, to $5,776,415 in the fiscal year ended January 31, 2001 from $4,371,463 in the fiscal year ended January 31, 2000. General and administrative expenses as a percentage of total revenue decreased to 30% in the fiscal year ended January 31, 2001 from 104% in the fiscal year ended January 31, 2000. General and administrative expenses increased due to increased personnel expenses and additional operating expenses associated with operating as a public company. SkillSoft anticipates that general and administrative expenses will continue to increase due to increases in information services and additional headcount.

     Stock-based compensation expense increased $442,324, or 119%, to $813,965 in the fiscal year ended January 31, 2001 from $371,641 in the fiscal year ended January 31, 2000. The expense is primarily the result of awards to employees at exercise prices below the fair market value of the stock during the fiscal year ended January 31, 2000.

     Interest income (expense), net increased $2,097,853 to $1,832,591 in the fiscal year ended January 31, 2001 from ($265,262) in the fiscal year ended January 31, 2000. This increase was due to higher cash balances as the result of proceeds from the initial public offering and the elimination of borrowings.

  Comparison of the fiscal year ended January 31, 2000 and 1999

     Revenue increased to $4,190,547 in the fiscal year ended January 31, 2000 from $0 in the fiscal year ended January 31, 1999 as SkillSoft did not begin recognizing revenue until March 1999. This revenue was derived from fulfilling product orders for the 111 customer license agreements signed during the year ended January 31, 2000. One customer accounted for 22% of revenue for the fiscal year ended January 31, 2000.

     Cost of revenue increased to $757,849 in the fiscal year ended January 31, 2000 from $0 in the fiscal year ended January 31, 1999.

     Research and development expenses increased $4,529,866, or 110%, to $8,647,053 in the fiscal year ended January 31, 2000 from $4,117,187 in the fiscal year ended January 31, 1999. Research and development expenses increased due to increased personnel, courseware development costs and facility costs. Since SkillSoft's strategy includes offering the largest library of critical business skill (soft skills) courses in the industry.

     Selling and marketing expenses increased $7,289,426, or 436%, to $8,960,651 in the fiscal year ended January 31, 2000 from $1,671,225 in the fiscal year ended January 31, 1999. Selling and marketing expenses increased due to increased personnel, commissions, marketing, travel costs and facility costs. SkillSoft believes that a significant investment in selling and marketing to expand its distribution channel worldwide is required to remain competitive, and SkillSoft therefore expects selling and marketing expenses to continue to increase.

     General and administrative expenses increased $1,550,817, or 55%, to $4,371,463 in the fiscal year ended January 31, 2000 from $2,820,646 in the fiscal year ended January 31, 1999. General and administrative expenses increased due to increased personnel and legal fees incurred in connection with the NETg lawsuit. SkillSoft anticipates that general and administrative expenses will continue to increase due to increases in headcount in management, information services and accounting fees, additional expenses associated with operating as a public company and the legal fees relating to the NETg lawsuit.

     Interest income (expense), net decreased $601,779 to ($265,262) for the year ended January 31, 2000, from $336,517 in the fiscal year ended January 31, 1999. The decrease was due to lower cash balances and a non-recurring, no-cash charge of $319,228 for issuance of warrants associated with establishing SkillSoft's new line of credit in December 1999.

     The following table sets forth, for the periods indicated, certain financial data of the Company

QUARTERLY OPERATING RESULTS FOR FISCAL YEARS 2001 AND 2000

                                          Q1 2001        Q2 2001        Q3 2001        Q4 2001
                                        -----------    -----------    -----------    -----------
Revenues..............................  $ 2,114,357    $ 3,638,955    $ 5,510,529    $ 8,033,618
Cost of revenues......................      224,720        332,920        423,824        524,729
                                        -----------    -----------    -----------    -----------
  Gross profit........................    1,889,637      3,306,035      5,086,705      7,508,889
Operating expenses:
  Research and development............    3,326,326      3,571,968      3,547,662      3,600,809
  Selling and marketing...............    4,317,652      4,720,935      5,577,826      6,329,876
  General and administrative..........    1,319,232      1,376,931      1,457,961      1,622,291
  Stock-based compensation............      195,000        195,000        195,000        228,965
                                        -----------    -----------    -----------    -----------
Total operating expenses..............    9,158,210      9,864,834     10,778,449     11,781,941
                                        -----------    -----------    -----------    -----------
Interest income (expense), net........      333,307        617,475        566,445        315,364
  Net loss............................  $(6,935,266)   $(5,941,324)   $(5,125,299)   $(3,957,688)
                                        ===========    ===========    ===========    ===========
Net loss per share
Basic and diluted loss per share......  $     (0.57)   $     (0.47)   $     (0.40)   $     (0.30)
                                        ===========    ===========    ===========    ===========
Basic and diluted weighted average
  shares outstanding..................   12,259,605     12,762,475     12,896,891     13,031,928
                                        ===========    ===========    ===========    ===========

                                          Q1 2000        Q2 2000        Q3 2000        Q4 2000
                                        -----------    -----------    -----------    -----------
Revenues..............................  $   197,822    $   890,402    $ 1,282,978    $ 1,819,345
Cost of revenues......................      126,779        127,676        243,229        260,165
                                        -----------    -----------    -----------    -----------
  Gross margin........................       71,043        762,726      1,039,749      1,559,180
Operating expenses:
  Research and development............    1,917,181      1,825,940      2,141,197      2,762,735
  Selling and marketing...............    1,281,092      1,568,294      2,319,837      3,791,428
  General and administrative..........    1,063,685        900,832      1,045,245      1,361,701
  Stock-based compensation............        9,874         28,471        150,943        182,353
                                        -----------    -----------    -----------    -----------
Total operating expenses..............    4,271,832      4,323,537      5,657,222      8,098,217
                                        -----------    -----------    -----------    -----------
Interest income (expense), net........       64,478         55,208         26,186       (411,134)
  Net loss............................  $(4,136,311)   $(3,505,603)   $(4,591,287)   $(6,950,171)
Preferred stock dividend..............           --             --      3,765,000             --
                                        -----------    -----------    -----------    -----------
  Net loss attributable to common
     shareholders.....................  $(4,136,311)   $(3,505,603)   $(8,356,287)   $(6,950,171)
                                        ===========    ===========    ===========    ===========
Net loss per share
Basic and diluted loss per share......  $     (2.40)   $     (1.90)   $     (4.23)   $     (3.29)
                                        ===========    ===========    ===========    ===========
Basic and diluted weighted average
  shares outstanding..................    1,723,532      1,843,373      1,975,181      2,111,870
                                        ===========    ===========    ===========    ===========
Pro forma basic and diluted loss per
  share*..............................  $     (0.57)   $     (0.46)   $     (0.54)   $     (0.79)
                                        ===========    ===========    ===========    ===========
Pro forma basic and diluted weighted
  average shares outstanding*.........    7,279,444      7,684,643      8,569,971      8,749,966
                                        ===========    ===========    ===========    ===========

---------------
* Pro forma basic and diluted loss per share and weighted average shares outstanding assume the conversion of the preferred stock to common stock as if it had occurred on the date of purchase.

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

     As of January 31, 2001, SkillSoft's principal source of liquidity was its cash and cash equivalents and marketable securities, which totaled $23,907,139.

     Net cash used in operating activities was $18.0 million for the fiscal year ended January 31, 2001, which consisted primarily of a net loss totaling $22.0 million and increase in accounts receivable for $3.4 million, partially offset by an increase in deferred revenue of $4.3 million and non-cash expenses totaling $1.3 million.

     SkillSoft's primary investing activities during the fiscal year ended January 31, 2001 were purchases of property and equipment, and purchases and maturation of marketable securities. Property and equipment purchases for the fiscal years ended January 31, 2001 and 2000 were approximately $1.4 million and $0.3 respectively. Purchases and maturation of marketable securities generated a net cash outflow of approximately $11.4 million in fiscal 2001 compared to a net cash inflow of approximately $3.3 million in fiscal 2000.

     Cash provided by financing activities for fiscal year ended January 31, 2001 was approximately $42.6 million, which consisted primarily of net proceeds from the sale of common stock in the initial public offering of approximately $45.1 million and proceeds from the sale of common stock to Spherion Corporation (formerly Interim Services, Inc.) of $2.0 million partially offset by the payment of $4.5 million on the line of credit with Greyrock Capital. This was an increase from $13.4 million in fiscal 2000, which consisted primarily of proceeds from the issuance of Series B and Series C convertible preferred stock and borrowing under the line of credit with Greyrock Capital.

     Working capital (deficit) was approximately $18.1 million and $(6.9) million as of fiscal 2001 and fiscal 2000, respectively. Total assets were approximately $30.5 million and $3.1 million as of fiscal 2001 and fiscal 2000, respectively. These increases were primarily attributable to the proceeds from the initial public offering, offset by the funding of operations.

     As of January 31, 2001, SkillSoft had net operating loss carryforwards of $43.3 million and research and development credit carryforwards of $920,000. The net operating loss and credit carryforwards will expire at various dates, through the fiscal year ended January 31, 2020, if not used. Under the provisions of the Internal Revenue Code, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in the financial statements to reflect the uncertainty of the ability to use available tax loss carryforwards and other deferred tax assets.

     SkillSoft expects to continue to experience significant growth in capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute the business plan. SkillSoft believes that existing cash balances will be sufficient to finance its operations for at least the next 18 months. However, SkillSoft may be required to raise additional funds thereafter, and may have to raise funds sooner than that due to unanticipated developments. If SkillSoft seeks to raise additional funds, it may not be able to obtain funds on terms which are favorable or acceptable. If SkillSoft raises additional funds through the issuance of equity securities, the percentage ownership of existing stockholders would be reduced.

FUTURE OPERATING RESULTS

SKILLSOFT HAS INCURRED SUBSTANTIAL LOSSES, AND EXPECTS TO CONTINUE TO INCUR THEM IN THE FUTURE, AND SKILLSOFT MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF SKILLSOFT'S COMMON STOCK

     Since SkillSoft began operations in January 1998, it has incurred losses in every fiscal period. SkillSoft's accumulated deficit through the quarter ended January 31, 2001 was $54,004,923 SkillSoft expects to continue to incur substantial losses through at least the first several quarters of the fiscal year ending January 31, 2002, and SkillSoft cannot be certain if or when it will become profitable. If SkillSoft does not become profitable within the timeframe expected by investors, the market price of our common stock may be adversely affected. SkillSoft has generated relatively small amounts of revenue while increasing expenditures in all areas in order to develop its business. SkillSoft expects to continue to incur significant expenses, particularly in sales and marketing, in an effort to develop our business. As a result, SkillSoft will need to generate significant revenue to achieve and maintain profitability. Even if SkillSoft does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     As a result of SkillSoft's limited operating history, SkillSoft may not have sufficient historical financial data upon which to accurately forecast quarterly revenue and operating results. If SkillSoft's quarterly revenue or operating results falls below the expectations of investors or securities analysts; the price of SkillSoft's common stock could fall substantially. SkillSoft's quarterly operating results may fluctuate as a result of a variety of factors, including:

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

     SkillSoft's failure to properly manage its recent and anticipated growth could have a material adverse effect on the quality of its products, its ability to retain key personnel and the efficiency of its operations, any of which could have a material adverse effect on its business and financial performance. From February 1, 2000 to January 31, 2001, the number of SkillSoft's employees increased from 146 to 234. This growth has strained, and SkillSoft's future growth may continue to strain, its management, operational systems and other resources. To manage its growth effectively, SkillSoft must be able to maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations. There can be no assurance SkillSoft will be able to do so.

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

THE SIGNIFICANT CONCENTRATION OF OWNERSHIP OF SKILLSOFT'S COMMON STOCK WILL LIMIT INVESTORS ABILITY TO INFLUENCE CORPORATE ACTIONS

     The concentration of ownership of SkillSoft's common stock may have the effect of delaying, preventing or deterring a change in control of SkillSoft, could deprive SkillSoft's stockholders of an opportunity to receive a premium for their common stock as part of a sale of SkillSoft and might affect the market price of SkillSoft's common stock. Warburg, Pincus Ventures, L.P. owns approximately 46% of SkillSoft's outstanding common stock and, together with SkillSoft's executive officers and directors, will beneficially own approximately 64% of SkillSoft's outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of January 31, 2001, SkillSoft did not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

     SkillSoft's general investing policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and credit risk. SkillSoft currently uses a registered investment manager to place its investments in highly liquid money market accounts and government-backed securities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

FOREIGN CURRENCY EXCHANGE RISK

     SkillSoft develops products in the United States and sells them worldwide. As a result, its financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since its sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make its products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, because SkillSoft's investments are in short-term instruments. Based on the nature and current levels of our investments, SkillSoft has concluded that there is no material market risk exposure.

ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from Appendix B attached hereto.

ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the sections entitled "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" from SkillSoft's definitive proxy statement for the annual meeting of stockholders to be held on June 14, 2001, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of SkillSoft's fiscal year ended January 31, 2001 (the "2001 Proxy Statement"), is hereby incorporated by reference. Additional information in response to this Item is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. -- EXECUTIVE COMPENSATION

     The information under the sections entitled "Election of Directors - Directors' Compensation," and "Executive Compensation" from the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the section entitled "Security Ownership of Certain Beneficial Owners and Management" from the 2001 Proxy Statement, is hereby incorporated by reference.

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the sections entitled "Certain Relationships and Related Transactions" from the 2001 Proxy Statement, is hereby incorporated by reference.

                                    PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedule, and Exhibits

     1. Financial Statements. The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10-K:

          Financial Statements:

        Report of Independent Public Accountants

        Consolidated Balance Sheets

        Consolidated Statements of Operations

        Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss

        Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

     2. Financial Statement Schedules. All Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in this report.

     3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of and incorporated by reference to this Form 10-K.

     (b) Reports on Form 8-K.

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

Date: April 30, 2001

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

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

/s/ CHARLES E. MORAN                                 President, Chief Executive Officer   April 30, 2001
---------------------------------------------------    and Chairman of the Board of
     Charles E. Moran                                  Directors (Principal Executive
                                                       Officer)

/s/ THOMAS J. MCDONALD                               Chief Financial Officer (Principal   April 30, 2001
---------------------------------------------------    Financial and Accounting Officer)
     Thomas J. McDonald

/s/ STEWART K.P. GROSS                               Director                             April 30, 2001
---------------------------------------------------
     Stewart K.P. Gross

/s/ C. SAMANTHA CHEN                                 Director                             April 30, 2001
---------------------------------------------------
     C. Samantha Chen

/s/ JAMES ADKISSON                                   Director                             April 30, 2001
---------------------------------------------------
     James Adkisson

/s/ WILLIAM T. COLEMAN III                           Director                             April 30, 2001
---------------------------------------------------
     William T. Coleman III

                                                                      APPENDIX A

                            SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

                                         PERIOD FROM
                                        INCORPORATION
                                      (OCTOBER 15, 1997)    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                        TO JANUARY 31,      JANUARY 31,    JANUARY 31,    JANUARY 31,
                                             1998              1999           2000           2001
                                      ------------------    -----------    -----------    -----------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue.............................       $     --         $       --     $    4,191     $    19,297
Cost of revenue.....................             --                 --            758           1,506
                                           --------         ----------     ----------     -----------
  Gross profit......................             --                 --          3,433          17,791
Operating expenses:
  Research and development..........            178              4,117          8,647          14,047
  Selling and marketing.............             --              1,671          8,961          20,946
  General and administrative........            649              2,821          4,371           5,776
  Stock-based compensation..........             --                 --            372             814
                                           --------         ----------     ----------     -----------
     Total operating expenses.......            827              8,609         22,351          41,583
                                           --------         ----------     ----------     -----------
Interest income, net................              3                336           (265)          1,832
                                           --------         ----------     ----------     -----------
     Net loss.......................           (824)            (8,273)       (19,183)        (21,960)
Preferred stock dividend............             --                 --          3,765              --
                                           --------         ----------     ----------     -----------
Net loss attributable to common
  shareholders......................       $   (824)        $   (8,273)    $  (22,948)    $   (21,960)
                                           ========         ==========     ==========     ===========
Net loss per share(1):
  Basic and diluted.................       $  (1.28)        $    (5.64)    $   (11.98)    $     (1.73)
                                           ========         ==========     ==========     ===========
  Basic and diluted weighted average
     common shares outstanding......        645,185          1,466,085      1,915,051      12,667,790
                                           ========         ==========     ==========     ===========
Pro forma net loss per share(1):
  Pro forma basic and diluted.......                        $    (1.70)    $    (2.84)
                                                            ==========     ==========
  Pro forma basic and diluted
     weighted average common shares
     outstanding....................                         4,872,043      8,077,512
                                                            ==========     ==========

                                                       AS OF             AS OF         AS OF         AS OF
                                                    JANUARY 31,       JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                        1999             1999          2000          2001
                                                 ------------------   -----------   -----------   -----------
                                                                        (IN THOUSANDS)
BALANCE SHEETS DATA:
Cash, cash equivalents and short-term
  investments..................................        $7,022           $3,965        $   735       $23,907
Working capital (deficit)......................         6,319            2,726         (6,915)       18,130
Total assets...................................         7,022            4,551          3,112        30,544
Long-term liabilities..........................            --               --             --            --
Stockholders' equity (deficit).................         6,319            3,195         (6,357)       19,668

---------------

(1) See note 2(e) of Notes to Consolidated Financial Statements of SkillSoft for the determination of shares used in computing basic and diluted net loss per common share and pro forma basic and diluted net loss per common share.

                                                                      APPENDIX B

                              FINANCIAL STATEMENTS
                                     INDEX

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  B-2
Consolidated Balance Sheets as of January 31, 2000 and
  2001......................................................  B-3
Consolidated Statements of Operations for the Years Ended
  January 31, 1999, 2000 and 2001...........................  B-4
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Loss for the Years Ended January 31,
  1999, 2000 and 2001.......................................  B-5
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 1999, 2000 and 2001...........................  B-6
Notes to Consolidated Financial Statements..................  B-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SkillSoft Corporation:

     We have audited the accompanying consolidated balance sheets of SkillSoft Corporation (a Delaware corporation) as of January 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkillSoft Corporation as of January 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 21, 2001

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      JANUARY 31,
                                                              ----------------------------
                                                                  2000            2001
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    734,595    $ 12,546,854
  Short-term investments....................................            --      11,360,285
  Accounts receivable, less reserves of approximately
     $25,000 and $45,500 as of January 31, 2000 and 2001,
     respectively...........................................       422,713       3,779,301
  Prepaid expenses and other current assets.................     1,397,028       1,320,206
                                                              ------------    ------------
     Total current assets...................................     2,554,336      29,006,646
Property and equipment, at cost:
  Computer equipment........................................       535,909       1,687,992
  Furniture and fixtures....................................       276,727         440,337
  Leasehold improvements....................................        58,063         157,857
                                                              ------------    ------------
                                                                   870,699       2,286,186
  Less -- accumulated depreciation and amortization.........       312,647         776,566
                                                              ------------    ------------
                                                                   558,052       1,509,620
                                                              ------------    ------------
Other assets................................................            --          28,028
                                                              ------------    ------------
                                                              $  3,112,388    $ 30,544,294
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Line of credit............................................  $  4,513,209    $         --
  Accounts payable..........................................       702,557       1,357,444
  Accrued expenses..........................................     2,834,030       3,769,374
  Deferred revenue..........................................     1,419,990       5,749,620
                                                              ------------    ------------
     Total current liabilities..............................     9,469,786      10,876,438
Commitments and contingencies (Note 5)
Stockholders' equity (deficit):
  Convertible preferred stock (Note 6)......................    20,710,256              --
  Class A common stock, $.001 par value --
     authorized -- 26,000,000 shares at January 31, 2000 and
     none at January 31, 2001
     issued and outstanding -- 2,848,072 shares at January
     31, 2000 and none at January 31, 2001..................         2,848              --
  Preferred stock, $.001 par value --
     authorized -- none at January 31, 2000 and 5,000,000
     shares at January 31, 2001
     issued and outstanding - none at January 31, 2000 and
     2001...................................................            --              --
  Common stock, $.001 par value --
     authorized -- none at January 31, 2000 and 50,000,000
     shares at January 31, 2001
     issued and outstanding -- none at January 31, 2000 and
     13,294,381 shares at January 31, 2001..................            --          13,294
  Additional paid-in capital................................     7,460,320      75,224,579
  Warrants outstanding......................................       319,228         319,228
  Accumulated deficit.......................................   (32,045,346)    (54,004,923)
  Deferred compensation.....................................    (2,479,910)     (1,603,867)
  Notes receivable from stockholders........................      (339,063)       (339,063)
  Cumulative translation adjustment.........................        14,269          58,608
                                                              ------------    ------------
     Total stockholders' equity (deficit)...................    (6,357,398)     19,667,856
                                                              ------------    ------------
                                                              $  3,112,388    $ 30,544,294
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED JANUARY 31,
                                                    -------------------------------------------
                                                       1999            2000            2001
                                                    -----------    ------------    ------------
Revenue...........................................  $        --    $  4,190,547    $ 19,297,459
Cost of revenue(1)................................           --         757,849       1,506,193
                                                    -----------    ------------    ------------
       Gross profit...............................           --       3,432,698      17,791,266
Operating expenses:
  Research and development(1).....................    4,117,187       8,647,053      14,046,765
  Selling and marketing(1)........................    1,671,225       8,960,651      20,946,289
  General and administrative(1)...................    2,820,646       4,371,463       5,776,415
  Stock-based compensation........................           --         371,641         813,965
                                                    -----------    ------------    ------------
          Total operating expenses................    8,609,058      22,350,808      41,583,434
                                                    -----------    ------------    ------------
  Operating loss..................................   (8,609,058)    (18,918,110)    (23,792,168)
Interest income...................................      336,517         156,356       1,832,591
Interest expense..................................           --        (421,618)             --
                                                    -----------    ------------    ------------
       Net loss...................................   (8,272,541)    (19,183,372)    (21,959,577)
Preferred stock dividend..........................           --       3,765,000              --
                                                    -----------    ------------    ------------
       Net loss attributable to common
          shareholders............................  $(8,272,541)   $(22,948,372)   $(21,959,577)
                                                    ===========    ============    ============
Net loss per share (Note 2(e)):
  Basic and diluted...............................  $     (5.64)   $     (11.98)   $      (1.73)
                                                    ===========    ============    ============
  Basic and diluted weighted average common shares
     outstanding..................................    1,466,085       1,915,051      12,667,790
                                                    ===========    ============    ============
Pro forma net loss per share (Note 2(e)):
  Pro forma basic and diluted.....................  $     (1.70)   $      (2.84)
                                                    ===========    ============
  Pro forma basic and diluted weighted average
     common shares outstanding....................    4,872,043       8,077,512
                                                    ===========    ============

---------------
(1) The following summarizes the departmental allocation of the stock-based compensation

                                                                       2000            2001
                                                                   ------------    ------------
          Cost of revenue.........................                 $      2,422    $      4,125
          Research and development................                       61,011         105,848
          Selling and marketing...................                      167,237         405,744
          General and administrative..............                      140,971         298,248
                                                                   ------------    ------------
                                                                   $    371,641    $    813,965
                                                                   ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

                                                                                                 CLASS A COMMON
                                                              CONVERTIBLE PREFERRED STOCK            STOCK            COMMON STOCK
                                                              ----------------------------   ----------------------   ----------
                                                                 NUMBER        CARRYING        NUMBER     $.001 PAR   NUMBER OF
                                                               OF SHARES         VALUE       OF SHARES      VALUE       SHARES
                                                              ------------   -------------   ----------   ---------   ----------
BALANCE, JANUARY 31, 1998...................................    4,000,000     $ 6,957,774     1,340,000    $ 1,340            --
 Issuance of Class A restricted common stock................           --              --     1,124,000      1,124            --
 Issuance of Series B convertible preferred stock, net of
   issuance costs of $6,234.................................    2,380,953       4,993,767            --         --            --
 Net loss...................................................           --              --            --         --            --
                                                               ----------     -----------    ----------    -------    ----------
 Comprehensive net loss for the year ended January 31,
   1999.....................................................
BALANCE, JANUARY 31, 1999...................................    6,380,953      11,951,541     2,464,000      2,464            --
 Issuance of Class A restricted common stock................           --              --       340,000        340            --
 Issuance of Series B convertible preferred stock, net of
   issuance costs of $106...................................    2,380,952       4,999,894            --         --            --
 Issuance of Series C convertible preferred stock, net of
   issuance costs of $6,179.................................    1,195,238       3,758,821            --         --            --
 Deferred compensation related to grants of stock options
   and issuance of Class A restricted common stock..........           --              --            --         --            --
 Amortization of deferred compensation......................           --              --            --         --            --
 Exercise of stock options..................................           --              --        44,072         44            --
 Warrants granted in connection with line of credit.........           --              --            --         --            --
 Translation adjustment.....................................           --              --            --         --            --
 Net loss...................................................           --              --            --         --            --
                                                               ----------     -----------    ----------    -------    ----------
 Comprehensive net loss for the year ended January 31,
   2000.....................................................
BALANCE, JANUARY 31, 2000...................................    9,957,143      20,710,256     2,848,072      2,848            --
 Issuance of common stock, net of issuance costs of
   $4,851,700...............................................           --              --            --         --     3,707,857
 Conversion of Class A common stock into common stock.......           --              --    (2,848,072)    (2,848)    2,848,072
 Conversion of convertible preferred stock into common
   stock....................................................   (9,957,143)    (20,710,256)           --         --     6,638,095
 Exercise of stock options..................................           --              --            --         --       100,357
 Amortization of deferred compensation......................           --              --            --         --            --
 Issuance of stock options to a non-employee................           --              --            --         --            --
 Deferred compensation reversal due to termination of
   employees................................................           --              --            --         --            --
 Translation adjustment.....................................           --              --            --         --            --
 Net loss...................................................           --              --            --         --            --
                                                               ----------     -----------    ----------    -------    ----------
 Comprehensive net loss for the year ended January 31,
   2001.....................................................
BALANCE, JANUARY 31, 2001...................................           --     $        --            --    $    --    13,294,381
                                                               ==========     ===========    ==========    =======    ==========


                                                            MMON STOCK
                                                                -----------   ADDITIONAL
                                                                  $.001 PAR     PAID-IN      WARRANTS     ACCUMULATED
                                                                    VALUE       CAPITAL     OUTSTANDING     DEFICIT
                                                                  ---------   -----------   -----------   ------------
BALANCE, JANUARY 31, 1998...................................       $    --    $   350,410    $     --     $   (824,433)
 Issuance of Class A restricted common stock................            --        293,926          --               --
 Issuance of Series B convertible preferred stock, net of
   issuance costs of $6,234.................................            --             --          --               --
 Net loss...................................................            --             --          --       (8,272,541)
                                                                   -------    -----------    --------     ------------
 Comprehensive net loss for the year ended January 31,
   1999.....................................................
BALANCE, JANUARY 31, 1999...................................            --        644,336          --       (9,096,974)
 Issuance of Class A restricted common stock................            --        187,910          --               --
 Issuance of Series B convertible preferred stock, net of
   issuance costs of $106...................................            --             --          --               --
 Issuance of Series C convertible preferred stock, net of
   issuance costs of $6,179.................................            --      3,765,000          --       (3,765,000)
 Deferred compensation related to grants of stock options
   and issuance of Class A restricted common stock..........            --      2,851,551          --               --
 Amortization of deferred compensation......................            --             --          --               --
 Exercise of stock options..................................            --         11,523          --               --
 Warrants granted in connection with line of credit.........            --             --     319,228               --
 Translation adjustment.....................................            --             --          --               --
 Net loss...................................................            --             --          --      (19,183,372)
                                                                   -------    -----------    --------     ------------
 Comprehensive net loss for the year ended January 31,
   2000.....................................................
BALANCE, JANUARY 31, 2000...................................            --      7,460,320     319,228      (32,045,346)
 Issuance of common stock, net of issuance costs of
   $4,851,700...............................................         3,708     47,055,184          --               --
 Conversion of Class A common stock into common stock.......         2,848             --          --               --
 Conversion of convertible preferred stock into common
   stock....................................................         6,638     20,703,618          --               --
 Exercise of stock options..................................           100         67,535          --               --
 Amortization of deferred compensation......................            --             --          --               --
 Issuance of stock options to a non-employee................            --         61,000          --               --
 Deferred compensation reversal due to termination of
   employees................................................            --       (123,078)         --               --
 Translation adjustment.....................................            --             --          --               --
 Net loss...................................................            --             --          --      (21,959,577)
                                                                   -------    -----------    --------     ------------
 Comprehensive net loss for the year ended January 31,
   2001.....................................................
BALANCE, JANUARY 31, 2001...................................       $13,294    $75,224,579    $319,228     $(54,004,923)
                                                                   =======    ===========    ========     ============


                                                                                NOTES                         TOTAL
                                                                              RECEIVABLE    CUMULATIVE    STOCKHOLDERS'
                                                                DEFERRED         FROM       TRANSLATION      EQUITY
                                                              COMPENSATION   STOCKHOLDERS   ADJUSTMENT      (DEFICIT)
                                                              ------------   ------------   -----------   -------------
BALANCE, JANUARY 31, 1998...................................  $        --     $(166,250)      $    --     $  6,318,841
 Issuance of Class A restricted common stock................           --      (140,000)           --          155,050
 Issuance of Series B convertible preferred stock, net of
   issuance costs of $6,234.................................           --            --            --        4,993,767
 Net loss...................................................           --            --            --       (8,272,541)
                                                              -----------     ---------       -------     ------------
 Comprehensive net loss for the year ended January 31,
   1999.....................................................
BALANCE, JANUARY 31, 1999...................................           --      (306,250)           --        3,195,117
 Issuance of Class A restricted common stock................           --       (32,813)           --          155,437
 Issuance of Series B convertible preferred stock, net of
   issuance costs of $106...................................           --            --            --        4,999,894
 Issuance of Series C convertible preferred stock, net of
   issuance costs of $6,179.................................           --            --            --        3,758,821
 Deferred compensation related to grants of stock options
   and issuance of Class A restricted common stock..........   (2,851,551)           --            --               --
 Amortization of deferred compensation......................      371,641            --            --          371,641
 Exercise of stock options..................................           --            --            --           11,567
 Warrants granted in connection with line of credit.........           --            --            --          319,228
 Translation adjustment.....................................           --            --        14,269           14,269
 Net loss...................................................           --            --            --      (19,183,372)
                                                              -----------     ---------       -------     ------------
 Comprehensive net loss for the year ended January 31,
   2000.....................................................
BALANCE, JANUARY 31, 2000...................................   (2,479,910)     (339,063)       14,269       (6,357,398)
 Issuance of common stock, net of issuance costs of
   $4,851,700...............................................           --            --            --       47,058,892
 Conversion of Class A common stock into common stock.......           --            --            --               --
 Conversion of convertible preferred stock into common
   stock....................................................           --            --            --               --
 Exercise of stock options..................................           --            --            --           67,635
 Amortization of deferred compensation......................      752,965            --            --          752,965
 Issuance of stock options to a non-employee................           --            --            --           61,000
 Deferred compensation reversal due to termination of
   employees................................................      123,078            --            --               --
 Translation adjustment.....................................           --            --        44,339           44,339
 Net loss...................................................           --            --            --      (21,959,577)
                                                              -----------     ---------       -------     ------------
 Comprehensive net loss for the year ended January 31,
   2001.....................................................
BALANCE, JANUARY 31, 2001...................................  $(1,603,867)    $(339,063)      $58,608     $ 19,667,856
                                                              ===========     =========       =======     ============


                                                              COMPREHENSIVE
                                                                  LOSS
                                                              -------------
BALANCE, JANUARY 31, 1998...................................
 Issuance of Class A restricted common stock................
 Issuance of Series B convertible preferred stock, net of
   issuance costs of $6,234.................................
 Net loss...................................................  $ (8,272,541)
                                                              ------------
 Comprehensive net loss for the year ended January 31,
   1999.....................................................  $ (8,272,541)
                                                              ============
BALANCE, JANUARY 31, 1999...................................
 Issuance of Class A restricted common stock................
 Issuance of Series B convertible preferred stock, net of
   issuance costs of $106...................................
 Issuance of Series C convertible preferred stock, net of
   issuance costs of $6,179.................................
 Deferred compensation related to grants of stock options
   and issuance of Class A restricted common stock..........
 Amortization of deferred compensation......................
 Exercise of stock options..................................
 Warrants granted in connection with line of credit.........
 Translation adjustment.....................................  $     14,269
 Net loss...................................................   (19,183,372)
                                                              ------------
 Comprehensive net loss for the year ended January 31,
   2000.....................................................  $(19,169,103)
                                                              ============
BALANCE, JANUARY 31, 2000...................................
 Issuance of common stock, net of issuance costs of
   $4,851,700...............................................
 Conversion of Class A common stock into common stock.......
 Conversion of convertible preferred stock into common
   stock....................................................
 Exercise of stock options..................................
 Amortization of deferred compensation......................
 Issuance of stock options to a non-employee................
 Deferred compensation reversal due to termination of
   employees................................................
 Translation adjustment.....................................  $     44,339
 Net loss...................................................   (21,959,577)
                                                              ------------
 Comprehensive net loss for the year ended January 31,
   2001.....................................................  $(21,915,238)
                                                              ============
BALANCE, JANUARY 31, 2001...................................

The accompanying notes are an integral part of these consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED JANUARY 31,
                                                    -------------------------------------------
                                                       1999            2000            2001
                                                    -----------    ------------    ------------
Cash flows from operating activities:
  Net loss........................................  $(8,272,541)   $(19,183,372)   $(21,959,577)
  Adjustments to reconcile net loss to net cash
     used in operating activities --
     Stock-based compensation.....................           --         371,641         813,965
     Interest expense related to warrants.........           --         319,228              --
     Accrued interest expense.....................           --          13,209              --
     Depreciation and amortization................       85,726         227,025         465,691
     Provision for bad debts......................           --          25,000          20,751
     Changes in current assets and liabilities --
       Accounts receivable........................           --        (447,715)     (3,392,594)
       Prepaid expenses and other current
          assets..................................     (116,144)     (1,281,836)         62,027
       Accounts payable...........................      132,204         492,500         664,753
       Accrued expenses...........................      520,111       1,690,683         948,455
       Deferred revenue...........................           --       1,420,537       4,346,045
                                                    -----------    ------------    ------------
          Net cash used in operating activities...   (7,650,644)    (16,353,100)    (18,030,484)
                                                    -----------    ------------    ------------
Cash flows from investing activities:
  Purchases of property and equipment.............     (555,119)       (316,204)     (1,422,805)
  Purchases of short-term investments.............   (3,341,702)     (9,868,310)    (39,991,494)
  Maturity of short-term investments..............    4,371,333      13,210,012      28,631,209
  Increase in other assets........................           --              --         (28,028)
                                                    -----------    ------------    ------------
          Net cash provided by (used in) investing
            activities............................      474,512       3,025,498     (12,811,118)
Cash flows from financing activities:
  Issuance of Series B convertible preferred
     stock, net of issuance costs.................    4,993,767       4,999,894              --
  Issuance of Series C convertible preferred
     stock, net of issuance costs.................           --       3,758,821              --
  Issuance of Class A restricted common stock.....      155,050         155,437              --
  Issuance of common stock, net of issuance
     costs........................................           --              --      47,058,892
  Exercise of stock options.......................           --          11,567          67,635
  Proceeds from line of credit....................           --       4,500,000              --
  Payments on line of credit......................           --              --      (4,500,000)
                                                    -----------    ------------    ------------
          Net cash provided by financing
            activities............................    5,148,817      13,425,719      42,626,527
                                                    -----------    ------------    ------------
Effect of exchange rate changes on cash and cash
  equivalents.....................................           --          13,156          27,334
                                                    -----------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents.....................................   (2,027,315)        111,273      11,812,259
Cash and cash equivalents, beginning of year......    2,650,637         623,322         734,595
                                                    -----------    ------------    ------------
Cash and cash equivalents, end of year............  $   623,322    $    734,595    $ 12,546,854
                                                    ===========    ============    ============
Supplemental disclosure of cash flow information:
  Cash paid for interest..........................           --    $     89,181    $     20,664
                                                    ===========    ============    ============
Supplemental disclosure of noncash financing
  transactions:
  Issuance of Class A restricted common stock for
     notes receivable from stockholders...........  $   140,000    $     32,813    $         --
                                                    ===========    ============    ============
  Preferred stock dividend due to beneficial
     conversion feature of Series C convertible
     preferred stock..............................  $        --    $  3,765,000    $         --
                                                    ===========    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

  (c) Revenue Recognition

     The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. The Company derives revenue primarily pursuant to license agreements under which customers license usage of delivered products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers are generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within the Company's course library.

     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specified the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multiyear license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above or, if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries or if the customer licenses all courses currently available and to be developed during a particular term. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due. The Company may offer payment terms generally up to six months from the initial shipment date or anniversary date for multi-year agreements to some of its customers.

     The Company also derives service revenue from installation and technical support, extranet hosting and online mentoring services, which is recognized as revenue as the service is performed. For the fiscal years ended January 31, 2000 and 2001, the Company recognized approximately $115,000 and $490,000 of service revenue, respectively.

     The cost of satisfying any Post Contract Support (PCS) is accrued at the time license revenue is recognized, as PCS fees are included in the annual license fee. The accrued PCS costs are included in

                       SKILLSOFT CORPORATION SUBSIDIARIES
deferred revenue in the accompanying consolidated balance sheets. The estimated cost of providing PCS during the agreements is insignificant and the Company does not offer it separately. Unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent. For multi-element agreements, vendor specific objective evidence exists to allocate the total fee to the elements of the agreement.

     Deferred revenue primarily represents the unrecognized portion of revenue associated with license fees for which the Company has received payment. Amounts billed for product revenue for which the Company has not recorded accounts receivable and deferred revenue totaled $2,187,697 and $12,501,068 at January 31, 2000 and 2001, respectively.

  (e) Net Loss Per Share

     Basic and diluted net loss per common share was determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period. Weighted average shares outstanding excludes unvested shares of restricted common stock of 797,093, 671,870 and 175,054 as of January 31, 1999, 2000 and 2001, respectively. Basic and diluted net loss per share are the same, as outstanding common stock options and convertible preferred stock are antidilutive as the Company has recorded a net loss for all periods presented. Common stock options of 290,167, 832,875 and 1,374,144 common shares have been excluded from the computation of diluted weighted average shares outstanding as of January 31, 1999, 2000 and 2001, respectively. Warrants to purchase 60,606 shares of common stock outstanding at January 31, 2000 and 2001, have also been excluded from the computation of diluted weighted average shares outstanding for the years then ended. Shares of common stock issuable upon the conversion of outstanding convertible preferred stock have also been excluded for all periods presented. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 98, Earnings Per Share in an Initial Public Offering, there were no issuances of the Company's common stock at nominal consideration prior to the Company's initial public offering in February 2000.

     The calculation of pro forma net loss per common share assumes that all Series A, Series B and Series C convertible preferred stock had been converted to common stock as of the issuance date.

  (f) Foreign Currency Translation

     Assets and liabilities of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. In accordance with SFAS No. 52, assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders' equity (deficit). Gains and losses arising from transactions denominated in foreign currencies were not material for the periods presented.

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

                       SKILLSOFT CORPORATION SUBSIDIARIES

     Cash, cash equivalents and short-term investments as of January 31, 2000 and 2001 are as follows:

                                                                    JANUARY 31,
                                               CONTRACTED     ------------------------
DESCRIPTION                                     MATURITY        2000          2001
-----------                                    -----------    ---------    -----------
Cash and cash equivalents:
  Cash.......................................          N/A    $ 21,659     $ 1,204,543
  Commercial paper...........................   0-3 months     578,285       1,284,053
  Federal agency notes.......................   0-3 months          --       7,980,160
  Money market funds.........................   0-3 months     134,651       2,078,098
                                                              --------     -----------
          Total cash and cash equivalents....                  734,595      12,546,854
Short-term investments:
  Federal agency notes.......................  4-12 months          --      11,360,285
                                                              --------     -----------
          Total short-term investments.......
                                                              $734,595     $23,907,139
                                                              ========     ===========

  (h) Depreciation and Amortization

     The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives, on a straight-line basis, as follows:

                                                                ESTIMATED
                                                              USEFUL LIVES
                                                              -------------
Computer equipment..........................................  2-3 years
Furniture and fixtures......................................  5 years
Leasehold improvements......................................  Life of lease

  (i) Software Development Costs and Research and Development Expenses

     SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. The Company did not capitalize software development costs during the fiscal years ended January 31, 2000 or 2001.

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

  (k) Fair Value of Financial Instruments

     Financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and line of credit. The carrying amounts of these instruments approximate their fair value, due to the short-term nature of these instruments.

  (l) Concentrations of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet or concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements. For

                       SKILLSOFT CORPORATION SUBSIDIARIES
the year ended and as of January 31, 2000, the Company had a customer that individually comprised 22% and 40% of the Company's total revenue and accounts receivable, respectively. For the year ended and as of January 31, 2001, no customers individually comprised greater than 10% of total revenue or accounts receivable.

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

  (n) Long-Lived Assets

     The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the future undiscounted cash flows from the assets with the carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying value of these assets is realizable and to date has not recorded any impairment charges.

  (o) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for periods beginning after June 15, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition. This bulletin established guidelines for revenue recognition and was effective as of the beginning of fiscal 2000. The Company's adoption of this guidance did not have a material impact on its financial condition or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -An Interpretation of APB Opinion No. 25. The Interpretation clarifies the application of Opinion 25 in certain situations, as defined. The Interpretation is effective as of July 1, 2000 but covers certain events having occurred after December 15, 1998. The Company's adoption of this Interpretation did not have a material impact on the Company's financial condition or results of operations.

(3) NOTES RECEIVABLE FROM STOCKHOLDERS

     In December 1997, the Company issued 633,333 shares of Class A common stock to a founder of the Company in exchange for a full recourse note receivable equal to the fair market value of the shares. The note receivable accrues interest at a rate of 6.2% per annum and the principal and all outstanding interest are due upon the maturity of the note in December 2002. The balance on this note receivable is $166,250 at January 31, 2000 and 2001, and is included as a reduction of stockholders' equity in the accompanying

                       SKILLSOFT CORPORATION SUBSIDIARIES
consolidated balance sheets and consolidated statements of stockholders' equity (deficit) and comprehensive loss.

     During the fiscal years ended January 31, 1999 and 2000, the Company issued a total of 658,333 shares of Class A restricted common stock to three officers and several key employees of the Company in exchange for full recourse notes receivable equal to the fair market value of the shares. The shares vest ratably on a monthly basis over three years (see Note 7(b)). The notes receivable accrue interest at rates of 4.83% -- 5.77% per annum and the principal and all outstanding interest are due upon the maturity of the notes through March 2004. The total balance of these notes receivable is $172,813 at January 31, 2000 and 2001 and is included as a reduction of stockholders' equity in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity (deficit) and comprehensive loss.

     See Note 7(b) for the restrictions on the Class A Restricted Common Stock.

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

     No provision for federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented. As of January 31, 2000 and 2001, the Company had net operating loss carryforwards of approximately $24,439,000 and $43,309,000, respectively, available to reduce future income taxes, if any. The Company also has available federal tax credit carryforwards of approximately $230,000 and $920,000 at January 31, 2000 and 2001, respectively. If not utilized, these carryforwards expire at various dates through the fiscal year ended January 31, 2020. If substantial changes in the Company's ownership should occur, as defined by Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards which can be realized in future periods. The Company has completed several financings since its inception and has incurred ownership changes as defined under the Code. The Company does not believe that these changes in ownership will have a material impact on its ability to use its net operating loss and tax credit carryforwards.

     Net deferred tax assets consist of the following:

                                                          JANUARY 31,
                                                  ----------------------------
                                                      2000            2001
                                                  ------------    ------------
Net operating loss carryforwards................  $  9,433,000    $ 17,324,000
Nondeductible expenses and reserves.............     1,447,000       1,457,000
Tax credits.....................................       230,000         920,000
                                                  ------------    ------------
                                                    11,110,000      19,701,000
Less -- Valuation allowance.....................   (11,110,000)    (19,701,000)
                                                  ------------    ------------
                                                  $         --    $         --
                                                  ============    ============

     Due to the Company's history of operating losses, there is significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforwards. Accordingly, the Company has provided a full valuation allowance against its otherwise recognizable deferred tax assets as of January 31, 2000 and 2001.

                       SKILLSOFT CORPORATION SUBSIDIARIES

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                    JANUARY 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
Income tax provision at federal statutory rate..............  (34.0)%  (34.0)%  (34.0)%
Increase (decrease) in tax resulting from --
  State tax provision, net of federal benefit...............   (4.6)    (4.6)    (4.6)
  Increase in valuation allowance...........................   38.6     38.6     38.6
                                                              -----    -----    -----
     Effective tax rate.....................................     --%      --%      --%
                                                              =====    =====    =====

(5) COMMITMENTS AND CONTINGENCIES

  (a) Line of Credit with a Financial Institution

     The Company had a working capital credit facility agreement with a financial institution, which was terminated in May 2000. Under the working capital line of credit, the Company could borrow up to the lesser of $12,000,000 or the sum of 80% of eligible accounts receivable, as defined, plus $1,000,000. As of March 1, 2000 the loan balance was paid in full.

     In December 1999, the Company granted warrants to purchase 60,606 shares of Class A common stock at an exercise price of $8.25 per share to the financial institution. The Company valued the warrants at $319,228 using the Black-Scholes option pricing model. This amount was charged to interest expense in the accompanying consolidated statement of operations for the year ended January 31, 2000, the period representing the estimated term of the borrowings.

  (b) Leases

     The Company leases its facility and certain equipment and furniture under operating lease agreements that expire at various dates through October 2005. Included in the accompanying statements of operations is rent expense for the leased facility and equipment of approximately $55,000, $134,000 and $909,000 for the fiscal years ended January 31, 1999, 2000 and 2001, respectively.

     Future minimum lease payments under the operating lease agreements are approximately as follows:

FISCAL YEAR
-----------
2002...........................................    $  843,000
2003...........................................       666,000
2004...........................................       382,000
2005...........................................        43,000
2006...........................................        23,000
                                                   ----------
                                                   $1,957,000
                                                   ==========

  (c) Litigation

     In May 1998, the former employer of several of the Company's executive officers and key employees filed a lawsuit against the Company, three executive officers and a key employee. The lawsuit has since been amended to include additional key employees and the Company's largest investor. The former employer claims in substance that the Company's President and Chief Executive Officer breached his fiduciary obligations to his former employer by misappropriating alleged trade secrets, commencing a rival concern and interfering with employment relationships by soliciting other employees to join the Company while employed by their former employer; that the Company's Vice President, Worldwide Sales and Marketing breached his fiduciary obligations to his former employer by assisting the Company's President and Chief Executive Officer in these activities; that the other individuals allegedly misappropriated alleged trade secrets; that the Company misappropriated alleged trade secrets and allegedly interfered with employment relationships; and that the Company's largest investor allegedly interfered with employment relationships. The claims seek injunctive relief and compensatory damages of $400,000,000, exemplary damages in the additional amount of $400,000,000 and punitive damages of $70,000,000.

                       SKILLSOFT CORPORATION SUBSIDIARIES

     In July 2000, the former employer filed another suit against the Company, alleging that the Company's courseware products infringe on patents of the former employer. The claim seeks both injunctive relief and unspecified monetary damages.

     Management denies all allegations and believes that it has meritorious defenses to all claims and intends to vigorously defend its positions. It is not possible to predict the outcome of the litigation.

     Regardless of the outcome, the litigation will continue to result in significant expenses and may divert the efforts and attention of the Company's management from normal business operations and may have a material adverse impact on the Company's business, financial condition or results of operations. In connection with the defense of the lawsuits, the Company has recorded as expense legal fees of $416,717, $1,919,831 and $1,365,590 for the fiscal years ended January 31, 1999, 2000 and 2001, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

(6) CONVERTIBLE PREFERRED STOCK

     Prior to its initial public offering, the Company authorized the issuance of 13,000,000 shares of convertible preferred stock (the Preferred Stock), $.001 par value, of which 4,000,000, 4,761,905, and 3,174,603 shares were designated as Series A, Series B and Series C Preferred Stock, respectively. At January 31, 2000, 1,063,492 shares of preferred stock were undesignated for a particular series.

     In January 1998, the Company issued 4,000,000 shares of Series A convertible preferred stock for gross proceeds of approximately $7,000,000. In August 1998, the Company issued 2,380,953 shares of Series B convertible preferred stock for gross proceeds of approximately $5,000,000. In February 1999, the Company issued the remaining 2,380,952 shares of Series B convertible preferred stock for gross proceeds of approximately $5,000,000. In August 1999, the Company issued 1,195,238 shares of Series C convertible preferred stock for gross proceeds of approximately $3,765,000, and an amount of $3,765,000 was allocated to the beneficial conversion feature in accordance with Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios" and was fully amortized through accumulated deficit on the date of issuance.

     Convertible preferred stock outstanding, at carrying value, consists of the following:

                                                                   JANUARY 31,
                                                            --------------------------
                                                               2000           2001
                                                            -----------    -----------
Series A convertible preferred stock, $.001 par value --
  authorized, issued and outstanding -- 4,000,000 shares
  at January 31, 2000 and none at January 31, 2001
  (liquidation preference of $8,143,333 at January 31,
  2000)...................................................  $ 6,957,774    $        --
Series B convertible preferred stock, $.001 par value --
  authorized, issued and outstanding -- 4,761,905 shares
  at January 31, 2000 and none at January 31, 2001,
  (liquidation preference of $10,966,666 at January 31,
  2000)...................................................    9,993,661             --
Series C convertible preferred stock, $.001 par value --
  authorized -- 3,174,603 shares
  issued and outstanding -- 1,195,238 shares at January
  31, 2000 and none at January 31, 2001, (liquidation
  preference of $3,915,600 at January 31, 2000)...........    3,758,821             --
                                                            -----------    -----------
                                                            $20,710,256    $        --
                                                            ===========    ===========

     The rights, preferences and privileges of the Preferred Stock were as follows:

  Voting Rights

     Each holder of outstanding shares of Preferred Stock was entitled to the number of votes equal to the number of whole shares of Class A common stock into which the shares of Series A, B and C Preferred Stock were then convertible.

                       SKILLSOFT CORPORATION SUBSIDIARIES

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

     Shares of Preferred Stock were convertible into Class A common stock, provided that the conversion did not cause the holder to possess greater than 49.9% of the total Class A common stock then outstanding. In such event, any additional shares were convertible to Class B common stock.

     In connection with the Company's initial public offering, all outstanding shares of Preferred Stock automatically converted into 6,638,095 shares of common stock.

(7) STOCKHOLDER'S EQUITY

  (a) Recapitalization

     Upon the closing of the Company's initial public offering, the certificate of incorporation was amended and restated to change the authorized capital stock to 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

  (b) Common Stock

     Prior to the Company's initial public offering, the Company authorized the issuance of up to 33,000,000 shares of common stock, $.001 par value, of which 26,000,000 and 7,000,000 shares had been designated as Class A and Class B, respectively. The voting, dividend and liquidation rights of the holders of the common stock were subject to, and qualified by, the rights of the holders of Preferred Stock. The Company has reserved 3,126,667 shares of common stock to be issued as either restricted stock awards or stock options under the 1998 Stock Incentive Plan discussed in Note 7(c).

     The holders of the Class A common stock were entitled to vote on all corporate matters, and the holders of the Class B common stock were not entitled to vote for any such matters except changes and amendments to the Class B common stock rights and preferences.

     The Company issued 1,340,000 shares of Class A common stock, which were not part of the 1998 Stock Incentive Plan, to a founder of the Company and to several private investors in December 1997. Of these shares, 633,333 shares were issued to a founder of the Company in exchange for a full recourse note receivable (see Note 3).

     During the fiscal years ended January 31, 1999 and 2000 the Company issued 1,124,000 and 340,000 shares of Class A restricted common stock, respectively, pursuant to the 1998 Stock Incentive Plan. Of these shares, 658,333 were issued to three officers and several key employees of the Company in exchange for full recourse notes receivable (see Note 3). These shares all vest ratably on a monthly basis over a three-year period; unvested shares are subject to the right of repurchase by the Company at the original sales price of the

                       SKILLSOFT CORPORATION SUBSIDIARIES
shares. In addition, these shares are subject to a restriction on transfer of ownership, and the Company holds a right of first refusal option upon the sale of the shares.

     As of January 31, 2001, a total of 175,054 shares of common stock are subject to the right of repurchase by the Company.

     In connection with the Company's initial public offering, all issued and outstanding shares of Class A common stock were converted to a new class of common stock, and the certificate of incorporation was amended to eliminate the designation of the Class A and Class B common stock.

 (c) Stock Option Plan

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

     All stock option activity under the Plan for the fiscal years ended January 31, 1999, 2000 and 2001 is as follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                 EXERCISE       EXERCISE
                                                   OPTIONS         PRICE         PRICE
                                                  ---------    -------------    --------
  Granted.......................................    290,167    $        0.26     $0.26
                                                  ---------    -------------     -----
Outstanding, January 31, 1999...................    290,167             0.26      0.26
  Granted.......................................    651,863     0.26 - 13.00      4.35
  Exercised.....................................    (44,072)            0.26      0.26
  Canceled......................................    (65,083)     0.26 - 1.50      0.64
                                                  ---------    -------------     -----
Outstanding, January 31, 2000...................    832,875     0.26 - 13.00      3.43
  Granted.......................................    756,115     8.81 - 30.00     15.09
  Exercised.....................................   (100,357)    0.26 - 10.50      0.67
  Canceled......................................   (114,489)    0.26 - 27.50      9.34
                                                  ---------    -------------     -----
Outstanding, January 31, 2001...................  1,374,144    $0.26 - 30.00     $9.56
                                                  =========    =============     =====
Exercisable, January 31, 2001...................    223,863    $0.26 - 13.75     $3.21
                                                  =========    =============     =====
Exercisable, January 31, 2000...................     47,350    $        0.26     $0.26
                                                  =========    =============     =====
Exercisable, January 31, 1999...................         --    $          --     $  --
                                                  =========    =============     =====

                       SKILLSOFT CORPORATION SUBSIDIARIES

     The following table summarizes certain information relating to the outstanding and exercisable options as of January 31, 2001:

                    OUTSTANDING
---------------------------------------------------
                              WEIGHTED                   EXERCISABLE
                               AVERAGE                ------------------
    RANGE                     REMAINING    WEIGHTED             WEIGHTED
      OF                     CONTRACTUAL   AVERAGE    NUMBER    AVERAGE
   EXERCISE      NUMBER OF      LIFE       EXERCISE     OF      EXERCISE
    PRICES        SHARES       (YEARS)      PRICE     SHARES     PRICE
--------------   ---------   -----------   --------   -------   --------
$         0.26     289,204      7.85        $ 0.26    108,186    $ 0.26
          1.50     199,337      8.51          1.50     66,332      1.50
  8.81 - 12.56     275,890      9.16         10.65     29,689     11.13
 13.00 - 21.38     569,165      9.43         15.36     19,656     13.19
 23.63 - 30.00      40,548      9.15         26.90         --        --
                 ---------      ----        ------    -------    ------
                 1,374,144      8.90        $ 9.56    223,863    $ 3.21
                 =========      ====        ======    =======    ======

     In connection with certain issuances of Class A restricted common stock and stock option grants during the year ended January 31, 2000, the Company recorded deferred compensation of $2,851,551, which represents the aggregate difference between the exercise or sale price and the fair market value of the common stock as determined for accounting purposes. The deferred compensation will be recognized as an operating expense over the vesting period of the restricted common stock and the underlying stock options. The Company recorded compensation expense of $371,641 and $752,965 in the years ended January 31, 2000 and 2001, respectively, related to these restricted shares and options.

     During the year ended January 31, 2001, the Company granted options to purchase 5,000 shares of common stock to a non-employee in consideration for rendered services. These options were fully vested at the date of grant. The Company recorded stock-based compensation of $61,000, which represents the value of such options as calculated using the Black-Scholes option pricing model.

  (d) Stock-Based Compensation

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

     The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in fiscal 1999, 2000 and 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average information and assumptions used for the grants is as follows:

                                                 YEAR ENDED JANUARY 31,
                                      --------------------------------------------
                                          1999            2000            2001
                                      ------------    ------------    ------------
Risk-free interest rates............  4.46 - 5.56%    5.10 - 6.38%    5.28 - 6.72%
Expected dividend yield.............       --              --              --
Volatility factor...................      126%             68%            102%
Expected lives......................    7 years         7 years         7 years
Weighted average fair value of
  options granted...................  $   0.24        $   3.17        $  12.96

                       SKILLSOFT CORPORATION SUBSIDIARIES

     Had compensation expense for the Plan been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts:

                                              YEAR ENDED JANUARY 31,
                                    -------------------------------------------
                                       1999            2000            2001
                                    -----------    ------------    ------------
Net loss-
  As reported.....................  $(8,272,541)   $(19,183,372)   $(21,959,577)
  Pro forma.......................   (8,276,914)    (19,277,792)    (23,861,345)
Basic and diluted net loss per
  share-
  As reported.....................        (5.64)         (11.98)          (1.73)
  Pro forma.......................        (5.65)         (12.03)          (1.88)

     Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

(8) ACCRUED EXPENSES

     Accrued expenses in the accompanying consolidated balance sheets consist of the following:

                                                            JANUARY 31,
                                                      ------------------------
                                                         2000          2001
                                                      ----------    ----------
Accrued compensation................................  $1,072,159    $  921,120
Course development fees.............................     258,850       776,797
Professional fees...................................     725,976       632,766
Other...............................................     777,045     1,438,691
                                                      ----------    ----------
                                                      $2,834,030    $3,769,374
                                                      ==========    ==========

(9) RELATED PARTIES

  (a) Spherion Corporation

     In April 2000, the Company sold 142,857 shares of common stock to Spherion Corporation (Spherion) (formerly Interim Services, Inc.), at a price of $14 per share, which approximated the fair market value at that date. In addition, the Company entered into a separate license arrangement with Spherion, under which the Company recognized approximately $383,000 of product revenue in the year ended January 31, 2001. The Company believes that all transactions with Spherion are rendered at arms length.

  (b) Business Performance Technologies, LLP

     During 2000, the Company invested approximately $100,000 in Business Performance Technologies, LLP (BPT), a provider of consulting services to the Company's customers. The investment entitles the Company to a minority interest in BPT and is accounted for using the cost method. This investment is not valued on the accompanying consolidated balance sheets, because the Company is uncertain of the ultimate value of BPT. Included in accounts payable on the accompanying Consolidated Balance Sheet as of January 31, 2001 was approximately $50,000 due to BPT. Revenue associated with work performed by BPT has not been material to date.

(10) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     Domestic and international revenues as a percentage of total revenues are as follows:

                                                               YEAR ENDED
                                                              JANUARY 31,
                                                              ------------
                                                              2000    2001
                                                              ----    ----
United States...............................................  100%     90%
Europe......................................................   --       8
Other.......................................................   --       2
                                                              ---     ---
                                                              100%    100%
                                                              ===     ===

                       SKILLSOFT CORPORATION SUBSIDIARIES

     Long-lived assets located at international facilities are not significant.

(11) EMPLOYEE BENEFIT PLAN

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

(12) VALUATION & QUALIFYING ACCOUNTS

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                 ADDITION
                                                   BALANCE AT    CHARGED                   BALANCE AT
                                                   BEGINNING        TO                       END OF
                                                   OF PERIOD     EXPENSE     DEDUCTIONS      PERIOD
                                                   ----------    --------    ----------    ----------
Year ended January 31, 2000......................   $    --      $25,000         $--        $25,000
                                                    =======      =======         ==         =======
Year ended January 31, 2001......................   $25,000      $20,462         $--        $45,462
                                                    =======      =======         ==         =======

                                 EXHIBIT INDEX

EXHIBIT
NO.                                  TITLE
-------                              -----
   3.01+  Amended and Restated Certificate of Incorporation of
          SkillSoft.
   3.02   Amended and Restated By-Laws of SkillSoft.
   4.01+  Specimen Stock Certificate representing Common Stock
  10.01+  1998 Stock Incentive Plan, as amended.
  10.02+  1999 Non-Employee Director Stock Option Plan
  10.03*+ Employment Agreement between SkillSoft and Charles E. Moran.
  10.04*+ Security Agreement and Secured Promissory Note between
          SkillSoft and Charles E. Moran, each dated December 10,
          1997.
  10.05*+ Employment Agreement dated January 12, 1998 between
          SkillSoft and Mark A. Townsend.
  10.06*+ Employment Agreement dated January 12, 1998 between
          SkillSoft and Thomas J. McDonald.
  10.07*+ Employment Agreement dated April 9, 1998 between SkillSoft and Jerald A. Nine.
  10.08+  Amended and Restated Registration and Investor Rights
          Agreement dated August 5, 1999, between SkillSoft and the
          Investors named therein.
  10.09+  Amendment No. 1 to Amended and Restated Registration and
          Investor Rights Agreement.
  10.10++ Lease dated February 18, 1998, as amended, between SkillSoft and Five N Associates.
  10.11*+ Restricted Stock Purchase Agreement dated March 13, 1999 between SkillSoft and Jerald A. Nine.
  10.12*+ Restricted Stock Purchase Agreement dated March 15, 1999 between SkillSoft and Thomas J. McDonald.
  10.13*+ Restricted Stock Purchase Agreement dated March 31, 1999 between SkillSoft and Charles E. Moran.
  10.14*+ Restricted Stock Purchase Agreement dated March 31, 1999 between SkillSoft and Mark A. Townsend.
  10.15*+ Restricted Stock Purchase Agreement dated August 30, 1999 between SkillSoft and James Adkisson.
  10.16*+ Restricted Stock Purchase Agreement dated September 1, 1999 between SkillSoft and William T. Coleman, Trustee of the
          Coleman Family Trust.
  21.01   Subsidiaries of SkillSoft.
  23.01   Consent of Arthur Andersen LLP.

---------------
 * Management contracts and compensatory plans or arrangements.

 + Incorporated by reference to the Registration Statement on Form S-1 (File No.
   333-86815).

++ Replaces previously filed exhibit.