Form 10-Q
period 2001-04-30
SKILLSOFT CORP
filed 2001-05-25
CIK 1094451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         On April 30, 2001, the Registrant had outstanding 13,397,497 shares of common stock, $.001 par value per share.

                              SKILLSOFT CORPORATION

                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2001

                                      INDEX


                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets as of April 30, 2001
         and January 31, 2001..........................................   3

         Condensed Consolidated Statements of Operations
         for the Three Months Ended April 30, 2001 and 2000 ...........   4

         Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended April 30, 2001 and 2000 ...........   5

         Notes to Condensed Consolidated Financial Statements..........   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................  23

Item 2.  Changes in Securities and Use of Proceeds.....................  23

Item 3.  Defaults Upon Senior Securities...............................  23

Item 4.  Submission of Matters to a Vote of Security Holders...........  23

Item 5.  Other Information.............................................  23

Item 6.  Exhibits and Reports on Form 8-K..............................  23

SIGNATURES.............................................................  24

EXHIBIT INDEX..........................................................  25

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      APRIL 30,           JANUARY 31,
                                                                        2001                 2001
ASSETS

Current assets:
   Cash and cash equivalents                                        $ 13,221,114        $ 12,546,854
   Short-term investments                                              7,943,605          11,360,285
   Accounts receivable, less reserves of approximately
      $45,500 as of April 30, 2001 and January 31, 2001                3,345,896           3,779,301
   Prepaid expenses and other current assets                           2,677,893           1,320,206
                                                                    ------------        ------------

Total current assets                                                  27,188,508          29,006,646

Property and equipment, at cost:
   Computer equipment                                                  2,137,180           1,687,992
   Furniture and fixtures                                                440,337             440,337
   Leasehold improvements                                                229,392             157,857
                                                                    ------------        ------------

                                                                       2,806,909           2,286,186
Less -- accumulated depreciation and amortization                        957,882             776,566
                                                                    ------------        ------------
                                                                       1,849,027           1,509,620
                                                                    ------------        ------------
Other assets                                                              28,078              28,028
                                                                    ------------        ------------
                                                                    $ 29,065,613        $ 30,544,294
                                                                    ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $  1,741,654        $  1,357,444
   Accrued expenses                                                    2,530,737           3,769,374
   Deferred revenue                                                    8,322,089           5,749,620
                                                                    ------------        ------------
Total current liabilities                                             12,594,480          10,876,438

Commitments and contingencies (Note 8)

Stockholders' equity:
      Common Stock                                                        13,397              13,294
      Additional paid-in capital                                      75,773,261          75,224,579
      Warrants outstanding                                                    --             319,228
      Accumulated deficit                                            (57,612,960)        (54,004,923)
      Deferred compensation                                           (1,420,093)         (1,603,867)
      Notes receivable from stockholders                                (339,063)           (339,063)
      Cumulative translation adjustment                                   56,591              58,608
                                                                    ------------        ------------
Total stockholders' equity                                            16,471,133          19,667,856
                                                                    ------------        ------------
                                                                    $ 29,065,613        $ 30,544,294
                                                                    ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED APRIL 30,
                                                     2001              2000
Revenue                                          $  8,510,338      $  2,114,357
Cost of revenue(1)                                    529,323           224,720
                                                 ------------      ------------

           Gross profit                             7,981,015         1,889,637

Operating expenses:
   Research and development(1)                      3,640,105         3,326,326
   Selling and marketing(1)                         6,521,697         4,317,652
   General and administrative(1)                    1,612,716         1,319,232
   Stock-based compensation                           183,774           195,000
                                                 ------------      ------------

Total operating expenses                           11,958,292         9,158,210
                                                 ------------      ------------
   Operating loss                                  (3,977,277)       (7,268,573)
   Interest income                                    369,240           333,307
                                                 ------------      ------------
           Net loss                              $ (3,608,037)     $ (6,935,266)
                                                 ============      ============

Net loss per share (Note 6):
   Basic and diluted                             $      (0.27)     $      (0.57)
                                                 ============      ============

   Basic and diluted weighted average common
     shares outstanding                            13,203,208        12,259,605
                                                 ============      ============

(1) The following summarizes the departmental allocation of the stock-based compensation


Cost of revenue                                    $  1,031       $  1,031
Research and development                             26,224         26,772
Selling and marketing                                81,957         92,635
General and administrative                           74,562         74,562
                                                   --------       --------
                                                   $183,774       $195,000
                                                   ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED APRIL 30,
                                                                             2001                2000
Cash flows from operating activities:
   Net loss                                                              $ (3,608,037)       $ (6,935,266)
   Adjustments to reconcile net loss to net cash used in operating activities -
      Stock-based compensation                                                183,774             195,000
      Depreciation and amortization                                           182,219              73,065
      Changes in current assets and liabilities -
        Accounts receivable                                                   421,291            (410,094)
        Prepaid expenses and other current assets                          (1,370,579)           (434,578)
        Accounts payable                                                      386,221             122,211
        Accrued expenses                                                   (1,225,755)            260,448
        Deferred revenue                                                    2,583,746             787,943
                                                                         ------------        ------------


           Net cash used in operating activities                           (2,447,120)         (6,341,271)
                                                                         ------------        ------------

Cash flows from investing activities:
   Purchases of property and equipment                                       (523,848)           (166,982)
   Purchases of short-term investments                                     (4,792,526)        (24,691,270)
Maturity of short-term investments                                          8,209,206                  --
   Increase in other assets                                                       (50)                 --
                                                                         ------------        ------------


           Net cash provided by (used in) investing activities              2,892,782         (24,858,252)

Cash flows from financing activities:
   Issuance of common stock, net of issuance costs                                             47,058,892
   Proceeds from exercise of stock options                                    229,557              12,345
   Payments on line of credit                                                      --          (4,500,000)
                                                                         ------------        ------------

           Net cash provided by financing activities                          229,557          42,571,237
                                                                         ------------        ------------


Effect of exchange rate changes on cash and cash equivalents                     (959)            (30,981)
                                                                         ------------        ------------


Net increase in cash and cash equivalents                                     674,260          11,340,733

Cash and cash equivalents, beginning of period                             12,546,854             734,595
                                                                         ------------        ------------

Cash and cash equivalents, end of period                                 $ 13,221,114        $ 12,075,328
                                                                         ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       OPERATIONS

         SkillSoft Corporation (the "Company" or "SkillSoft") was incorporated in Delaware on October 15, 1997. The Company commenced operations on January 8, 1998 in conjunction with its initial round of financing. The Company is a provider of web-based training resources that cover a variety of professional effectiveness and business topics.

2.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2001 and the results of its operations and its cash flows for the three months ended April 30, 2001 and 2000. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3.       CASH, CASH EQUIVALENTS AND INVESTMENTS

         The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2001 and January 31, 2001, cash equivalents consisted mainly of commercial paper, short term notes and money market funds. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. At April 30, 2001, the Company's investments consisted of held-to-maturity securities that are investments in short-term notes which had an average maturity of 99 days. All of these investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

4.       REVENUE RECOGNITION

         The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP-98-9. The Company derives revenue primarily pursuant to license agreements under which customers license usage of delivered products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers are generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within the Company's course library.

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

         The Company also derives service revenue from installation and technical support, extranet hosting and online mentoring services, which is recognized as revenue as the service is performed. For the three months ended April 30, 2001 and 2000, the Company recognized approximately $340,000 and $72,000 of service revenue, respectively. The cost of satisfying any Post Contract Support (PCS) is accrued at the time revenue is recognized, as PCS fees are included in the annual license fee. The estimated cost of providing PCS during the agreements is insignificant and the Company does not offer it separately. Unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent. For multi-element agreements, vendor specific objective evidence exists to allocate the total fee to the elements of the agreement.

         Deferred revenue represents the unrecognized portion of the license fees for which the Company has received payment. Amounts billed for product revenue for which the Company has not recorded accounts receivable and deferred revenue totaled $7,473,315 and $12,501,068 at April 30, 2001 and January 31, 2001, respectively.

5.       COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from nonowner sources. The translation adjustment is the only element of comprehensive income (loss) incurred by the Company. The components of comprehensive income (loss) for the three months ended April 30, 2001 and 2000 are as follows:

                                                   THREE MONTHS ENDED
                                                        APRIL 30,
                                                 2001               2000
Comprehensive loss:
      Net loss                               $(3,608,037)       $(6,935,266)
      Other comprehensive (loss)
           Foreign currency adjustment            (2,017)           (22,758)
                                             -----------        -----------

             Comprehensive loss              $(3,610,054)       $(6,958,024)
                                             ===========        ===========


6.         NET LOSS PER SHARE

           Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period. Weighted average shares outstanding excludes unvested shares of restricted common stock of 109,576 and 548,048 as of April 30, 2001 and 2000, respectively. Basic and diluted net loss per share are the same, as outstanding common stock options are antidilutive because the Company has recorded a net loss for all periods presented. Common stock options totaling 1,741,944 and 1,046,316 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three months ended April 30, 2001 and 2000, respectively. Warrants to purchase 60,606 shares of common stock outstanding at April 30, 2000, have also been excluded from the computation of diluted weighted average shares outstanding for the three months ended April 30, 2000.

7.       DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

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

8.       LITIGATION

         There have been no significant changes in the status of the outstanding litigation as reported in SkillSoft's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 filed on May 1, 2001.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Any statement in this Quarterly Report on Form 10-Q about future expectations, plans and prospects for SkillSoft, including statements containing the words "believes," "anticipates," "plans," "expects," "will" and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth in this Item 2 under the heading "Future Operating Results".

         The following discussion and analysis of the financial condition and results of operations of SkillSoft should be read in conjunction with SkillSoft's financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

     We commenced operations in January 1998, and until March 1999, devoted substantially all of our efforts to product development, establishing a course content developer and supplier base, and building a direct sales and support organization in the United States and a business application and network infrastructure to support future growth. Since March 1999, we have devoted substantial resources to sales and marketing activities as well as to continued product development, and have recorded revenue, although we are not yet profitable. We had an accumulated deficit of $57.6 million as of April 30, 2001. We expect to incur additional losses through at least the fiscal year ending January 31, 2002, due primarily to substantial increases in sales and marketing expenditures related to expanding our direct sales organization in North America, Europe and Australia and to increased personnel-related costs and expenditures for travel, advertising, public relations, recruiting and other activities. Research and development expenses will also contribute to losses during this period as we continue to introduce new courses. Legal costs may also increase due to the defense of lawsuits filed against us and several of our executives and employees by NETg.

     We derive revenue primarily from license agreements under which customers license our courses for periods of one, two or three years. The pricing for licenses varies based upon the number of course titles licensed by a customer, the number of users within the customer's organization and the length of the license agreement. For example, a customer would generally pay us approximately $122,000 per year for a three-year license for 25 courses for 5,000 users. Our license agreements may permit customers to exchange courses, generally on the contract anniversary date. Customers may amend the license agreements, for an additional fee, to gain access to additional courses and/or to increase the size of the user base. We also derive revenue from hosting fees for clients that use our solutions on an Application Service Provider (ASP) basis. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multi-year license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above, or if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries, or if the customer licenses all courses currently available and to be developed during a particular term. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due. This license approach results in the building of backlog of future revenue streams. Revenue is recognized as billed monthly or quarterly under the pay-for-use model. We also derive revenue from optional complementary services such as installation and technical support, hosting and online mentoring services, for which revenue is recognized as the service is performed. We may offer payment terms up to six months from the initial shipment date or anniversary date for multi-year agreements, or payments in quarterly installments in some circumstances.

     Our backlog at any given time represents the amount of license fees which are due to us within the following 12 months under existing license agreements but which have not yet been recognized as revenue. This amount is comprised of license fees attributable to (1) licensed courses that have not been selected by and delivered to the customer, (2) special terms, including exchange privileges and extended payment terms, as part of the non-cancelable license agreement, and
(3) revenue to be recognized for non-cancelable license agreements that are renewing during the fiscal year ending January 31, 2002. Our backlog can vary based upon a number of factors, including the timing of the execution of new license agreements, the timing of product deliveries and the length of our license agreements.

     Cost of revenue includes the cost of materials (such as storage media), packaging, duplication, custom library CD production, internet hosting services, the cost of Online Mentoring services, royalties and certain infrastructure and occupancy expenses. These costs of revenue are generally recognized as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. Software development costs are accounted for in accordance with SFAS No. 86, which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred. Selling and marketing expenses consist primarily of salaries, commissions and benefits, advertising and promotion, travel and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses and certain infrastructure and occupancy expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2001 VERSUS THREE MONTHS ENDED APRIL 30, 2000

     Revenue increased $6.4 million, or 303%, to $8.5 million in the three months ended April 30, 2001 from $2.1 million in the three months ended April 30, 2000. This increase was due to new customers signed after the quarter ended April 30, 2000, and, to a lesser extent, continuing revenue from our previously existing customers. One customer accounted for 5% of revenue for the three months ended April 30, 2001.

     Cost of revenue increased $305,000, or 136%, to $529,000 in the three months ended April 30, 2001 from $225,000 in the three months ended April 30, 2000 due to our increased revenue. Cost of revenue as a percentage of total revenue decreased to 6% in the three months ended April 30, 2001 from 11% in the three months ended April 30, 2000. This decrease as a percentage of revenue was primarily due to the spreading of these costs of revenue, many of which are fixed, over a significantly larger revenue base.

     Research and development expenses increased $314,000, or 9%, to $3.6 million in the three months ended April 30, 2001 from $3.3 million in the three months ended April 30, 2000. Research and development expenses as a percentage of total revenue decreased to 43% in the three months ended April 30, 2001 from 157% in the three months ended April 30, 2000. Research and development expenses increased due primarily to increased personnel costs. Since our strategy includes offering the largest library of critical business skill (soft skills) courses in the industry, we believe that a significant investment in research and development is necessary to remain competitive, and we therefore expect research and development expenses in absolute dollars to continue to increase.

     Selling and marketing expenses increased $2.2 million, or 51%, to $6.5 million in the three months ended April 30, 2001 from $4.3 million in the three months ended April 30, 2000. Selling and marketing expenses as a percentage of total revenue decreased to 77% in the three months ended April 30, 2001 from 204% in the three months ended April 30, 2000. Selling and marketing expenses increased due to increased personnel, commissions and travel costs. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses in absolute dollars to continue to increase.

     General and administrative expenses increased $293,000, or 22%, to $1.6 million in the three months ended April 30, 2001 from $1.3 million in the three months ended April 30, 2000. General and administrative expenses as a percentage of total revenue decreased to 19% in the three months ended April 30, 2001 from 62% in the three months ended April 30, 2000. General and administrative expenses increased due to increased personnel expenses. We anticipate that general and administrative expenses will continue to increase in absolute dollars due to increases in information services and additional personnel.

     Stock-based compensation expense decreased $11,000 or 6%, to $184,000 in the three months ended April 30, 2001 from $195,000 in the three months ended April 30, 2000. The expense was primarily the result of amortization of deferred compensation resulting from granting stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock during the fiscal year ended January 31, 2000.

     Interest income, net increased $36,000 to $370,000 in the three months ended April 30, 2001 from $333,000 in the three months ended April 30, 2000. This increase was primarily due to the elimination of borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through January 31, 2000, we were funded primarily through preferred stock financings with Warburg Pincus and other minority investors. The net proceeds from these financings through January 31, 2000 were approximately $20.7 million. In February 2000, we received net proceeds totaling $45.1 million from the sale of 3,565,000 shares of common stock in our initial public offering.

     As of April 30, 2001, our principal source of liquidity was our cash and cash equivalents and short term investments, which totaled $21.2 million.

     Net cash used in operating activities was $2.4 million for the three months ended April 30, 2001, which consisted primarily of a net loss totaling $3.6 million, an increase in prepaid expenses of $1.4 million and a decrease in accrued expenses of $1.2 million, partially offset by an increase in deferred revenue of $2.6 million.

     Our primary investing activities during the three months ended April 30, 2001 were purchases of property and equipment, and purchases and maturation of short term investments. Property and equipment purchases for the three months ended April 30, 2001 and 2000 were approximately $0.5 million and $0.2 million, respectively. Purchases and maturation of short term investments generated a net cash inflow of approximately $3.4 million in three months ended April 30, 2001 compared to a net cash outflow of approximately $24.7 million in three months ended April 30, 2000.

     Cash provided by financing activities was approximately $0.2 million and $42.6 million for the three months ended April 30, 2001 and 2000, respectively. For the quarter ended April 30, 2001, this consisted primarily of proceeds from the exercise of stock options. For the quarter ended April 30, 2000, this consisted primarily of net proceeds from the sale of common stock in the initial public offering of approximately $45.1 million and proceeds from the sale of common stock to Spherion Corporation (formerly Interim Services, Inc.) of $2.0 million, partially offset by the repayment of $4.5 million under our credit line with Greyrock Capital.

     Working capital was approximately $14.6 million and $33.3 million as of April 30, 2001 and 2000, respectively. Total assets were approximately $29.0 million and $40.1 million as of April 30, 2001 and 2000, respectively. These decreases were primarily attributable to the use of proceeds from the initial public offering to fund operations to date.

     We expect to continue to experience significant growth in capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute the business plan. We believe that existing cash balances will be sufficient to finance our operations for at least the next 18 months. However, we may be required to raise additional funds thereafter, and may have to raise funds sooner than that if our operating results fall below our expectations or due to unanticipated developments, such as a significant damage award or settlement payment in connection with our litigation with NETg. If we seek to raise additional funds, we may not be able to obtain funds when needed or on terms which are favorable or acceptable. If we raise additional funds through the issuance of equity securities, the percentage ownership of existing stockholders would be reduced.

         FUTURE OPERATING RESULTS

WE HAVE INCURRED SUBSTANTIAL LOSSES AND EXPECT TO CONTINUE TO INCUR THEM IN THE FUTURE, AND WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

     Since we began operations in January 1998, we have incurred losses in every fiscal period. Our accumulated deficit through the quarter ended April 30, 2001 was $57.6 million. We expect to continue to incur losses through at least the fiscal year ending January 31, 2002, and we cannot be certain if or when we will become profitable. If we do not become profitable within the timeframe expected by investors, the market price of our common stock may be adversely affected. We have generated relatively small amounts of revenue while increasing expenditures in all areas in order to develop our business. We expect to continue to incur significant expenses, particularly in sales and marketing, in an effort to develop our business. As a result, we will need to generate significant revenue to achieve and maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

WE AND SEVERAL OF OUR EXECUTIVES, THREE OF OUR KEY EMPLOYEES AND OUR LARGEST INVESTOR ARE DEFENDANTS IN LITIGATION WITH NETG WHICH ALLEGES, AMONG OTHER THINGS, MISAPPROPRIATION OF TRADE SECRETS; THIS LITIGATION WILL CONTINUE TO BE COSTLY AND DIVERT THE EFFORTS OF OUR MANAGEMENT AND MAY ULTIMATELY RESTRICT OUR ABILITY TO DO BUSINESS

     SkillSoft, several of our executives, three of our key employees and our largest investor are defendants in a lawsuit brought by National Education Training Group, Inc. (NETg), the former employer of these individuals. NETg alleges in substance that the defendants breached their fiduciary and contractual obligations to NETg in connection with the organization and operation of SkillSoft, misappropriated trade secrets from NETg, tortiously interfered with NETg's business and employees and breached provisions of a license agreement with NETg relating to the use of its software. NETg maintains that the trade secrets allegedly misappropriated by SkillSoft and the other defendants include, among other things:

     - various aspects of the design and functionality of its education and training software and products;

     - customer lists and information;

     - relationships with service providers; and

     - NETg's soft skills product line business plan.

     The claims seek injunctive relief against the defendants demanding the return, and no future use by these defendants, of the alleged trade secrets. The claim for alleged misappropriation of trade secrets seeks compensatory damages of $400 million and exemplary damages in the additional amount of $400 million. The other claims seek recovery of compensatory, incidental and consequential damages in an unspecified amount and punitive damages against various defendants totaling $70 million or such other amount as the court deems just or appropriate. Named as defendants in the lawsuit, in addition to SkillSoft, are Charles E. Moran, Jerald A. Nine, Jr., Mark A. Townsend, Lee A. Ritze, Dennis E. Brown, Sally H. Hovis, Warburg, Pincus Ventures, L.P., our largest investor, and each partner of Warburg Pincus.

     In addition, NETg also filed suit against SkillSoft in July 2000 alleging that our educational and training software products infringe a patent allegedly owned by NETg. The complaint seeks both monetary damages and injunctive relief. We have filed an answer and a counterclaim for a declaration of invalidity of the NETg patent. The court entered an order on May 11, 2001, staying the proceedings in this case, with certain exceptions, pending resolution of our request to the U.S. Patent and Trademark Office to reexamine the patentability of the claims of the patent on which NETg bases the lawsuit and any resulting reexamination proceeding.

     These lawsuits are still in discovery, and we cannot yet assess the potential liability of SkillSoft or the other defendants. Our failure to prevail in these cases could have any or all of the following significant adverse effects on our business and financial performance:

     - injunctive relief against SkillSoft and our officers and employees, which could significantly restrict our ability to conduct our business;

     - an adverse judgment against us for monetary damages;

     - a settlement on unfavorable terms;

     - obligations we have to indemnify our employees for liabilities and expenses they incur in connection with the lawsuits;

     - obligations to customers for breach of our warranty of noninfringement;
       or

     - a requirement to reengineer our products to avoid patent infringement, which would likely result in additional expense and delay.

     In addition, these cases, regardless of their outcome, will continue to result in significant expenses in defending the lawsuits and divert the efforts and attention of our management team from normal business operations.

OUR LIMITED OPERATING HISTORY DOES NOT AFFORD SIGNIFICANT FINANCIAL DATA UPON WHICH TO FORECAST QUARTERLY REVENUE OR OPERATING RESULTS, AND OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER DUE TO THE NATURE OF OUR BUSINESS, WHICH COULD HAVE A NEGATIVE IMPACT ON THE PRICE OF OUR COMMON STOCK

     As a result of our limited operating history, we may not have sufficient historical financial data upon which to accurately forecast quarterly revenue and operating results. If our quarterly revenue or operating results falls below the expectations of investors or securities analysts, the price of our common stock could fall substantially. Our quarterly operating results may fluctuate as a result of a variety of factors, including:

     - seasonality -- due to the budget and purchasing cycles of our customers, we expect our revenue and operating results will generally be strongest in the fourth quarter of our fiscal year and weakest in the first quarter; and

     - the expenses we incur to support the anticipated growth of our business.

     Most of our expenses, such as rent and most employee compensation, do not vary directly with revenue and are difficult to adjust in the short term. As a result, if revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter. Any such revenue shortfall would, therefore, have a disproportionate effect on our expected operating results for that quarter. In addition, we expect that a disproportionate amount of our revenue each quarter will be recognized in the final weeks of that quarter. As a result, any delays in receiving orders or signing contracts may defer the associated revenue to the following quarter, which would adversely affect our operating results for the preceding quarter.

OUR BUSINESS WILL SUFFER IF E-LEARNING PRODUCTS ARE NOT WIDELY ADOPTED

     Our e-Learning solutions represent a new and emerging approach for the corporate soft skills education and training market. Our success depends substantially upon the widespread adoption of e-Learning products for education and training. The early stage of development of this market makes it difficult for us to predict customer demand accurately. The failure of this market to develop, or a delay in the development of this market -- whether due to technological, competitive or other reasons -- would severely limit the growth of our business and adversely affect our financial performance.

INTENSE COMPETITION FROM OTHER EDUCATION AND TRAINING COMPANIES COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY

     The market for soft skills education and training is fragmented and highly competitive. Increased competition may result in lost sales and may force us to lower prices. We expect that competition in this market will increase substantially in the future for a number of reasons.

     One source of competition for our products is the internal educational and technological personnel of potential customers. If an organization decides to use external providers to supply some or all of its training, our principal sources of competition are:

     - Providers of traditional classroom instruction. Many of the companies, colleges and universities in this category are attempting to adapt their courses to e-Learning formats suitable for deployment over the internet and corporate intranets.

     - Providers of CD-ROM training courses.

     - Suppliers of online information technology training courses that are attempting to take advantage of their current technology and customer base and expand into the soft skills market.

     We may be unable to maintain or improve our competitive position. Many of our current and potential competitors have longer operating histories, greater name recognition and greater financial, technical, sales, marketing, support and other resources than we do. This may place us at a disadvantage in responding to competitors' pricing strategies, marketing campaigns, and technological advances, alliances and other initiatives.

WE RELY ON A LIMITED NUMBER OF THIRD PARTIES TO PROVIDE US WITH EDUCATIONAL CONTENT FOR OUR COURSES, AND THEY MAY NOT BE ABLE TO DEVELOP NEW COURSES OR ENHANCE EXISTING COURSES ON A TIMELY BASIS

     To be competitive, we must develop and introduce on a timely basis new course offerings which meet the needs of companies seeking to use our education and training products. In addition, some of our courses may need to be updated due to changes in educational doctrines or the evolving requirements of educational institutions and certification organizations. We rely on independent third parties to provide us with the educational content for our courses based on learning objectives and specific instructional design templates that we provide to them. We do not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of our third party content providers were to stop working with us, we would have to rely on other parties to develop our course content. In addition, these providers may fail to develop new courses or enhance existing courses on a timely basis. We cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms.

OUR COURSE CONTENT PROVIDERS SUPPLY US WITH THE EDUCATIONAL CONTENT OF OUR COURSES AND ARE GENERALLY NOT RESTRICTED FROM DEVELOPING SIMILAR CONTENT FOR OUR COMPETITORS, WHICH COULD MAKE IT EASIER FOR OUR COMPETITORS TO COMPETE WITH US

     We rely on independent third parties to provide us with the educational content for our courses based on learning objectives and specific instructional design templates that we provide to them. Our agreements with these content providers do not restrict them from developing courses on similar topics for our competitors or from competing directly with us, so long as they do not use our toolkit or templates. As a result, our competitors may be able to duplicate some of our course content and may, therefore, find it easier to enter the market for soft skills education and training.

OUR SUCCESS DEPENDS ON THE SERVICES OF CHARLES E. MORAN AND OUR OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Our future success depends to a significant degree on the skills and efforts of Charles E. Moran, our founder, Chairman of the Board, President and Chief Executive Officer. The loss of the services of Mr. Moran could have a material adverse effect on our business and financial performance. We also depend on the ability of our other executive officers and members of senior management to work effectively as a team. The loss of one or more of our executive officers or senior management members could result in less effective development of our products and management of our business, which could have a material adverse effect on our business and financial performance.

OUR FUTURE GROWTH DEPENDS ON SUCCESSFUL HIRING AND RETENTION, PARTICULARLY WITH RESPECT TO SALES, MARKETING AND DEVELOPMENT PERSONNEL, AND WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED

     Our failure to attract and retain sufficient skilled personnel may limit the rate at which we can grow, may adversely affect the quality or availability of our products and may result in less effective management of our business, any of which may harm our business and financial performance. The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly sales and marketing personnel and product development personnel. Qualified personnel are in great demand throughout the software industry. The demand for qualified personnel is particularly acute in the New England area due to the large number of software companies and the low unemployment rate in the region.

THE VARIABILITY AND LENGTH OF THE SALES CYCLE FOR OUR PRODUCTS MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE

     The period between our initial contact with a potential customer and the purchase of our products by that customer typically ranges from three to 12 months. Factors that contribute to our long sales cycle, include:

     - our need to educate potential customers about the benefits of our products;

     - competitive evaluations by customers;

     - the customers' internal budgeting and approval processes;

     - the fact that some customers view training products as discretionary spending, rather than purchases essential to their business; and

     - the fact that we target large companies, which often take longer to make purchasing decisions due to the size and complexity of the enterprise.

     Our long sales cycle makes it difficult for us to predict if and when a potential sale will actually occur. In addition, if a sale is delayed from the quarter in which we expect it to occur, our operating results for that quarter would be adversely affected.

OUR FAILURE TO PROPERLY MANAGE OUR RECENT AND ANTICIPATED GROWTH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE QUALITY OF OUR PRODUCTS, OUR ABILITY TO RETAIN KEY PERSONNEL AND THE EFFICIENCY OF OUR OPERATIONS

     Our failure to properly manage our recent and anticipated growth could have a material adverse effect on the quality of our products, our ability to retain key personnel and the efficiency of our operations, any of which could have a material adverse effect on our business and financial performance. From February 1, 2000 to January 31, 2001, the number of our employees increased from 146 to
234. This growth has strained, and our future growth may continue to strain, our management, operational systems and other resources. To manage our growth effectively, we must be able to maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We may be unable to do so.

BECAUSE MANY OF OUR COURSES AND TECHNOLOGIES ARE STILL UNDER DEVELOPMENT AND WE EXPECT TO CONTINUE TO DEVELOP NEW COURSES AND ENHANCE OUR TECHNOLOGIES, OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO INTRODUCE THESE NEW COURSES AND TECHNOLOGIES ON A TIMELY BASIS OR IF NEW COURSES ARE UNSUCCESSFUL

     Our future success will depend significantly on whether we are able to introduce new courses and enhance our Web-based technologies on a timely basis. While we have new courses and technology features scheduled for commercial launch, we may not be successful in releasing them as scheduled, and they may not meet with market acceptance. We may not have sufficient resources to develop the new courses and technology enhancements necessary to maintain or improve our competitive position.

BECAUSE OUR PRODUCTS AND SERVICES MAY NOT BE VIEWED BY OUR CUSTOMERS AS ESSENTIAL TO THEIR BUSINESS, DEMAND FOR OUR PRODUCTS MAY BE ESPECIALLY SUSCEPTIBLE TO ADVERSE ECONOMIC CONDITIONS

     Our business and financial performance may be damaged, more so than most companies, by adverse financial conditions affecting our target customers or by a general weakening of the economy. Some companies may not view training products as critical to the success of their business. If these companies experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures before limiting their other expenditures.

WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS, AND OUR PRODUCTS MUST ADAPT TO FREQUENT CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS, AND WE MAY HAVE DIFFICULTY INTRODUCING NEW PRODUCTS OR KEEPING UP WITH THESE CHANGES

     The market for education and training products is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The growth in the use of the Web and intense competition in our industry exacerbate these market characteristics. If we fail to adapt to rapidly changing technologies and customer demands by continually improving the features and performance of our products on a timely basis, we may lose existing customers or fail to gain new customers. In addition, we could incur substantial costs to modify our services or infrastructure to adapt to rapid technological change.

THE NATURE OF OUR PRODUCTS MAKES THEM PARTICULARLY VULNERABLE TO UNDETECTED ERRORS, OR BUGS, WHICH COULD REDUCE OUR REVENUE, MARKET SHARE OR THE DEMAND FOR OUR PRODUCTS

     Product performance problems could result in lost or delayed revenue, loss of market share, failure to achieve market acceptance, diversion of development resources or injury to our reputation, any of which could have a material adverse effect on our business and financial performance. Software products such as ours may contain undetected errors, or bugs, that result in product failures or poor product performance. Our products may be particularly susceptible to bugs or performance degradation because of the emerging nature of Web-based technologies and the stress that may be placed on our products by the full deployment of our products to thousands of users.

WE MAY BE UNABLE TO GENERATE ENOUGH REVENUE FROM OUR INTERNATIONAL EXPANSION TO OFFSET THE COSTS ASSOCIATED WITH ESTABLISHING AND MAINTAINING FOREIGN OPERATIONS

     A key component of our growth strategy is to expand our presence in foreign markets. It will be costly to establish international operations, market our products internationally and support and manage geographically dispersed operations. Revenue from international operations is unlikely to offset the expense of establishing and maintaining these foreign operations in the foreseeable future.

OUR INTERNATIONAL BUSINESS WILL EXPOSE US TO RISKS WE HAVE NOT HAD TO FACE IN THE PAST

     As we grow our international operations, we will have to increasingly confront and manage a number of risks that we have not had to address in our U.S. operations. We may not be successful in managing these risks. These risks include:

     - expenses associated with customizing products for foreign countries;

     - challenges and costs inherent in managing geographically dispersed operations;

     - protectionist laws and business practices that favor local competitors;

     - economic or political instability in some international markets;

     - difficulties in finding and managing local resellers;

     - longer sales and payment cycles;

     - multiple, conflicting and changing governmental laws and regulations; and

     - foreign currency exchange rate fluctuations.

BECAUSE MANY USERS OF OUR COURSES ACCESS THEM OVER THE INTERNET, FACTORS ADVERSELY AFFECTING THE USE OF THE INTERNET COULD HARM OUR BUSINESS

     Some users access our courses over the public internet. Examples include users who access courses from their employer's intranet via remote access and employees of companies that utilize our hosting services and who therefore access courses from SkillSoft-managed servers via the internet. Any factors that adversely affect internet usage could disrupt the ability of those users to access our courses, which would adversely affect customer satisfaction and therefore our business. Among the factors that could disrupt internet usage is:

     - slow access and download times;

     - security concerns;

     - network problems or service disruptions that prevent users from accessing an internet server; and

     - delays in, or disputes concerning, the development and adoption of industry-wide internet standards and protocols.

WE COULD BE SUBJECTED TO LEGAL ACTIONS BASED UPON THE CONTENT WE OBTAIN FROM THIRD PARTIES OVER WHOM WE EXERT LIMITED CONTROL

     It is possible that we could become subject to legal actions based upon claims that our course content infringes the rights of others or is erroneous. Any such claims, with or without merit, could subject us to costly litigation and the diversion of our financial resources and management personnel. The risk of such claims is exacerbated by the fact that our course content is provided by third parties over whom we exert limited control. Further, if those claims are successful, we may be required to alter the content, pay financial damages or obtain content from others.

OUR PRODUCTS MAY BE SUSCEPTIBLE TO CLAIMS BY OTHER COMPANIES THAT OUR PRODUCTS INFRINGE UPON THEIR INTELLECTUAL PROPERTY, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     If any of our products violate the proprietary rights of third parties, we may be required to reengineer our products or to obtain licenses to continue offering our products without substantial reengineering. Any efforts to reengineer our products or obtain licenses from third parties may not be successful and, in any case, could have a material adverse effect on our business and financial performance by substantially increasing our costs. We do not conduct comprehensive patent searches to determine whether the technologies used in our products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.


THE PRICE OF OUR COMMON STOCK MAY BE EXTREMELY VOLATILE

     The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology companies, including our own, have been volatile and have experienced fluctuations that have often been unrelated or disproportionate to operating performance. These broad market fluctuations could adversely affect the market price of our common stock and, as a result, you may not be able to sell your common stock at or above the price you pay for the common stock.

THE SIGNIFICANT CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE ACTIONS

     The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of SkillSoft, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of SkillSoft and might affect the market price of our common stock. Warburg, Pincus Ventures, L.P. owns approximately 46% of our outstanding common stock and, together with our executive officers and directors and their affiliates, beneficially owns approximately 64% of our outstanding common stock. As a result, those stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests.

SOME PROVISIONS OF OUR CHARTER AND BY-LAWS MAY DELAY OR PREVENT TRANSACTIONS THAT MANY STOCKHOLDERS MAY FAVOR

     Some provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Some provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of April 30, 2001, SkillSoft did not use derivative financial instruments for speculative or trading purposes.

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

Foreign Currency Exchange Risk

         SkillSoft develops products in the United States and sells them worldwide. As a result, its financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since its sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make its products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, because SkillSoft's investments are in short-term instruments. Based on the nature of the current levels of our investments, SkillSoft has concluded that there is no material market risk exposure.

                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

     We, several of our executive officers and key employees, and our largest investor are named as defendants in a lawsuit pending in the Circuit Court of Cook County, Illinois filed by National Education Training Group, Inc. (NETg), the former employer of several of those individuals.

     NETg's most recent complaint alleges in substance that:

     - Charles E. Moran, as the former President of NETg, breached his fiduciary obligations to NETg by usurping NETg's corporate opportunities, by creating and commencing a rival business while still employed by NETg and by soliciting NETg personnel to join his rival business while still employed by NETg;

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

     - We, Mr. Moran, Mr. Nine, Mark A. Townsend, Dennis E. Brown, Lee A. Ritze and Sally Hovis misappropriated trade secrets of NETg, and we and Mr. Moran tortiously interfered with NETg's "prospective economic advantage;"

     - Mr. Moran, Mr. Townsend, Mr. Nine, Mr. Ritze, Mr. Brown and Ms. Hovis breached certain confidentiality and proprietary matters policies of NETg by misappropriating trade secrets and disclosing confidential and proprietary information during and after their employment with NETg;

     - Mr. Moran, Mr. Townsend, Mr. Nine, Mr. Ritze and Mr. Brown breached the conflict of interest policy of NETg's former corporate parent, National Education Corporation, by failing to disclose that Mr. Moran formed and solicited funding for us, that Messrs. Townsend, Nine, Ritze and Brown had employment-related discussions with us and agreed to or committed to work with us, and that Mr. Nine participated in forming and soliciting funding for us, during their employment with NETg;

     - We and Mr. Moran tortiously interfered with NETg's contractual relations with Mr. Townsend, Mr. Nine, Mr. Brown, Mr. Ritze and Ms. Hovis by offering them employment and inducing them to breach their confidentiality and trade secret obligations to NETg;

     - We breached provisions of a license agreement with NETg relating to the use of NETg's software; and

     - Warburg Pincus Ventures, L.P., our largest investor, tortiously interfered with NETg's employment relationships with "at-will" employees, including Mr. Townsend and Mr. Nine, by offering those employees financial incentives to leave NETg and join us, engaged in unfair competition through that same conduct and tortiously interfered with Mr. Moran's and Mr. Nine's fiduciary duty to NETg.

     NETg maintains that the trade secrets allegedly misappropriated by us and the other defendants include, among other things:

     - various aspects of the design and functionality of its education and training software and products;

     - customer lists and information;

     - relationships with service providers; and

     - NETg's soft skills product line business plan.

     The claims seek injunctive relief against us and Messrs. Moran, Nine, Townsend, Brown and Ritze and Ms. Hovis and demand the return, and no future use by us and these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million, exemplary damages in the additional amount of $400 million, additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages totaling $70 million or such other amount as the court deems just or appropriate.

     In addition, on July 26, 2000, NETg filed suit against us in the United States District Court for the Northern District of Illinois alleging that our educational and training software products infringe United States Patent No. 6,039,575, which was issued on March 21, 2000 and is allegedly owned by NETg. The complaint seeks both monetary damages and injunctive relief. We filed our answer and a counterclaim for a declaration of invalidity of the NETg patent on August 17, 2000. NETg filed its reply and affirmative defenses to our counterclaim on February 2, 2001.

     On April 17, 2001, SkillSoft filed a request for reexamination of the patent in suit, with the United States Patent and Trademark Office. On April 18, 2001, SkillSoft filed a motion to stay NETg's patent infringement action currently in the United States District Court for the Northern District of Illinois, pending resolution of SkillSoft's request for reexamination. The court entered an order on May 11, 2001, staying the proceedings in this case, with certain exceptions, pending resolution of our request to the United States Patent and Trademark Office to reexamine the patentability of the claims of the patent on which NETg bases the lawsuit and any resulting reexamination proceedings.

     We and the other defendants are vigorously defending ourselves against NETg's allegations, and we believe that both we and the other defendants have meritorious defenses to the claims made in the lawsuits. None of the defendants in the first lawsuit were bound by written non-competition or non-solicitation agreements with NETg. The lawsuits are still in discovery, so we are not yet able to assess our potential liability or the potential liability of the other defendants. Nonetheless, our failure to prevail in this litigation could have any or all of the following significant adverse effects on our business and financial performance:

     - injunctive relief against SkillSoft and our officers and employees, which could significantly restrict our ability to conduct our business;

     - an adverse judgment against us for monetary damages;

     - a settlement on unfavorable terms;

     - obligations we have to indemnify our employees for liabilities and expenses they incur in connection with the lawsuits;

     - obligations to customers for breach of our warranty of noninfringement;
       or

     - a requirement to reengineer our products to avoid patent infringement, which would likely result in additional expense and delay.

     In addition, this litigation, regardless of its outcome, will continue to result in significant expenses in defending the lawsuit and may divert the efforts and attention of our management team from normal business operations.

     We are not a party to any other material legal proceedings.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

           Not applicable.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

ITEM 5. - OTHER INFORMATION.

           Not applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

           (A)    Exhibits

                  See the Exhibit Index attached hereto.

           (B)    Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the fiscal quarter ended April 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SKILLSOFT CORPORATION
                               (Registrant)

                               By: /s/ Thomas J. McDonald
                                  -------------------------------------------
                               Thomas J. McDonald, Chief Financial Officer
                               (Principal Financial and Accounting Officer)



Date:  May 24, 2001

                                  EXHIBIT INDEX

3.01+    Amended and Restated Certificate of Incorporation.

3.02++   Amended and Restated By-Laws.

4.01+    Specimen Stock Certificate representing Common Stock.

10.01    2001 Stock Incentive Plan.

---------------------

+ Incorporated by reference to the Registration Statement of Form S-1 (File No. 333-86815).

++ Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended January 31, 2001 filed on May 1, 2001.