Form 10-K/A
period 2001-01-31
SKILLSOFT CORP
filed 2001-07-20
CIK 1094451

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)


[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

================================================================================

     This Amendment No. 1 on Form 10-K/A amends and restates in their entirety Items 6, 7, 8 and 14 of the Annual Report on Form 10-K filed by SkillSoft Corporation, a Delaware corporation (the "Company") with the Securities and Exchange Commission on April 30, 2001. This amendment is being filed to conform the disclosure contained in such sections to the corresponding disclosure appearing in the Company's Registration Statement on Form S-3, as amended (File No. 333-61626). This amendment does not change any previously reported financial results of operations. Certain amounts in the Company's consolidated balance sheets have been reclassified to conform to the current presentation.



ITEM 6. -- SELECTED FINANCIAL DATA



     Incorporated by reference from Appendix A attached hereto.



ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion and analysis of the financial condition and results of operations of SkillSoft should be read in conjunction with SkillSoft's consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K, as amended.


  Overview


     SkillSoft commenced operations in January 1998, and until March 1999, devoted substantially all of its efforts to product development, establishing a course content developer and supplier base, and building a direct sales and support organization in the United States and a business application and network infrastructure to support future growth. Since March 1999, SkillSoft has devoted substantial resources to sales and marketing activities as well as to continued product development, and has recorded revenue, although it is not yet profitable. SkillSoft had an accumulated deficit of $54.0 million as of January 31, 2001. SkillSoft expects to incur additional losses through at least the fiscal year ending January 31, 2002, due primarily to substantial increases in sales and marketing expenditures related to expanding its direct sales organization in North America, Europe and Australia and to increased personnel-related costs and expenditures for travel, advertising, public relations, recruiting and other activities. Research and development expenses will also contribute to losses during this period as SkillSoft continues to introduce new courses. Legal costs may also increase due to the defense of lawsuits filed against SkillSoft and certain of its executives by NETg.



     SkillSoft derives revenue primarily from license agreements under which customers license its courses for periods of one, two or three years. The pricing for licenses varies based upon the number of course titles licensed by a customer, the number of users within the customer's organization and the length of the license agreement. For example, a customer would pay SkillSoft approximately $106,250 per year for a three-year license for 25 courses for 5,000 users. SkillSoft's license agreements may permit customers to exchange courses, generally on the contract anniversary date. Customers may amend the license agreements, for an additional fee, to gain access to additional courses and/or to increase the size of the user base. SkillSoft also derives revenue from hosting fees for clients that use SkillSoft's solutions on an Application Service Provider (ASP) basis. In selected circumstances, SkillSoft derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.



     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multi-year license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above, or if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer has access to the entire library of courses, both existing and to be developed. This occurs when such customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries and/or if the customer licenses all courses currently available and to be developed during a particular term. This license approach results in the building of backlog of future revenue streams. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all other elements of revenue recognition have been satisfied. Revenue is recognized as billed monthly or quarterly under the pay-for-use model. SkillSoft also derives revenue from training, extranet hosting and online mentoring services for which revenue is recognized as the service is performed. Revenue related to extranet hosting and ASP services is recognized on a straight line basis over the period that the services are provided. SkillSoft may offer payment terms up to six months from the initial shipment date or anniversary date for multi-year agreements, or payments in quarterly installments in some circumstances.



     SkillSoft's backlog at any given time represents the amount of license fees which are due to SkillSoft within the following twelve months under existing license agreements but which have not yet been recognized as revenue. This amount is comprised of license fees attributable to (1) licensed courses that have not been selected by and delivered to the customer, (2) special terms, including exchange privileges and extended payment terms, as part of the non-cancelable license agreement, and (3) revenue to be recognized for non-cancelable license agreements that are renewing during the fiscal year ending January 31, 2002. SkillSoft's backlog as of January 31, 2001 was approximately $22 million. SkillSoft's backlog can vary based upon a number of factors, including the timing of the execution of new license agreements, the timing of product deliveries and the length of SkillSoft license agreements.


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


     SkillSoft recorded deferred compensation of $2.9 million in the fiscal year ended January 31, 2000, representing the difference between the exercise price of stock options granted and the sale price of restricted common stock and the fair market value of the underlying common stock at the date of grant. SkillSoft reversed deferred compensation of $123,078 in the fiscal year ended January 31, 2001 in connection with terminated employees whose stock option grants had not yet vested. No such deferred compensation was recorded for the fiscal years ended January 31, 1999 or 2001. The deferred compensation is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options and restricted common stock, which is typically four years. Of the total deferred compensation amount of $2.9 million, $1.1 million had been amortized and $123,000 had been reversed as of January 31, 2001. The amortization of deferred compensation is recorded as an operating expense. SkillSoft currently expects to amortize the remaining $1.6 million of deferred compensation as of January 31, 2001 in the periods indicated, as follows:


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
                                                              ----------
                                                              $1,603,867
                                                              ==========

RESULTS OF OPERATIONS

  Comparison of the fiscal year ended January 31, 2001 and 2000


     Revenue increased $15.1 million, or 360%, to $19.3 million in the fiscal year ended January 31, 2001 from $4.2 million in the fiscal year ended January 31, 2000. The majority of this increase is due to 219 new customers signed during the year ended January 31, 2001, representing a 197% increase in the customer base, and, to a lesser extent, this increase was also due to continuing revenue from our existing customers. Because our standard pricing matrix was the same in the fiscal year ended January 31, 2001 as it was in the fiscal year ended January 31, 2000, this increase was attributable to changes in the volume of sales. One customer accounted for 7.1% of revenue for the fiscal year ended January 31, 2001.



     Cost of revenue increased $748,000, or 99%, to $1.5 million in the fiscal year ended January 31, 2001 from $758,000 in the fiscal year ended January 31, 2000. Cost of revenue as a percentage of total revenue decreased to 8% in the fiscal year ended January 31, 2001 from 18% in the fiscal year ended January 31, 2000. This decrease as a percentage of revenue was primarily due to the spreading of these costs of revenue, many of which are fixed, over a significantly larger revenue base.



     Research and development expenses increased $5.4 million, or 62%, to $14.0 million in the fiscal year ended January 31, 2001 from $8.6 million in the fiscal year ended January 31, 2000. Research and development expenses as a percentage of total revenue decreased to 73% in the fiscal year ended January 31, 2001 from 206% in the fiscal year ended January 31, 2000. Research and development expenses increased due to increased personnel costs amounting to $6.3 million in the fiscal year ended January 31, 2001 and $4.0 million in the fiscal year ended January 31, 2000, and increased courseware development costs amounting to $7.7 million in the fiscal year ended January 31, 2001 and $4.6 million in the fiscal year ended January 31, 2000. The number of employees engaged in product development increased to 37 employees as of January 31, 2001 from 24 employees as of January 31, 2000. Since SkillSoft's strategy includes offering the largest library of critical business skill (soft skills) courses in the industry, SkillSoft believes that a significant investment in research and development is necessary to remain competitive, and SkillSoft therefore expects research and development expenses to continue to increase.



     Selling and marketing expenses increased $12.0 million, or 134%, to $20.9 million in the fiscal year ended January 31, 2001 from $9.0 million in the fiscal year ended January 31, 2000. Selling and marketing expenses as a percentage of total revenue decreased to 109% in the fiscal year ended January 31, 2001 from 214% in the fiscal year ended January 31, 2000. Selling and marketing expenses increased due to increased personnel, commissions, marketing, and travel costs amounting to $21.0 million in the fiscal year ended January 31, 2001 and $9.0 million in the fiscal year ended January 31, 2000. The number of employees engaged in sales and marketing increased to 129 employees as of January 31, 2001 from 82 employees as of January 31, 2000. In addition, the number of employees engaged in customer service and support increased to 30 employees as of January 31, 2001 from 13 employees as of January 31, 2000. SkillSoft believes that a significant investment in selling and marketing to expand its distribution channel worldwide is required to remain competitive, and SkillSoft therefore expects selling and marketing expenses to continue to increase.



     General and administrative expenses increased $1.4 million, or 32%, to $5.8 million in the fiscal year ended January 31, 2001 from $4.4 million in the fiscal year ended January 31, 2000. General and administrative expenses as a percentage of total revenue decreased to 30% in the fiscal year ended January 31, 2001 from 104% in the fiscal year ended January 31, 2000. General and administrative expenses increased due to increased personnel expenses amounting to $5.8 million in the fiscal year ended January 31, 2001 and $4.4 million in the fiscal year ended January 31, 2000, and additional operating expenses associated with operating as a public company. This increase was partially offset by a decrease in legal fees relating to the NETg litigation, which fees decreased to $1.4 million in the fiscal year ended January 31, 2001 from $1.9 million in the fiscal year ended January 31, 2000. The number of employees engaged in general and administrative increased to 36 employees as of January 31, 2001 from 25 employees as of January 31, 2000. SkillSoft anticipates that general and administrative expenses will continue to increase due to increases in information services and additional headcount.

     Stock-based compensation expense increased $442,000, or 119%, to $814,000 in the fiscal year ended January 31, 2001 from $372,000 in the fiscal year ended January 31, 2000. The expense was primarily the result of amortization of deferred compensation resulting from granting stock options to employees at exercise prices below the fair market value of the stock during the fiscal year ended January 31, 2000.



     Interest income (expense), net increased $2.1 million to $1.8 million in the fiscal year ended January 31, 2001 from ($265,000) in the fiscal year ended January 31, 2000. This increase was due to higher cash balances as the result of proceeds from the initial public offering and the elimination of borrowings.


  Comparison of the fiscal year ended January 31, 2000 and 1999


     Revenue increased to $4.2 million in the fiscal year ended January 31, 2000 from $0 in the fiscal year ended January 31, 1999 as SkillSoft did not begin recognizing revenue until March 1999. This revenue was derived from fulfilling product orders for the 111 customer license agreements signed during the year ended January 31, 2000. One customer accounted for 22% of revenue for the fiscal year ended January 31, 2000.



     Cost of revenue increased to $758,000 in the fiscal year ended January 31, 2000 from $0 in the fiscal year ended January 31, 1999.



     Research and development expenses increased $4.5 million, or 110%, to $8.6 million in the fiscal year ended January 31, 2000 from $4.1 million in the fiscal year ended January 31, 1999. Research and development expenses increased due to increased personnel, courseware development costs and facility costs. Since SkillSoft's strategy includes offering the largest library of critical business skill (soft skills) courses in the industry, SkillSoft believes that a significant investment in research and development is necessary to remain competitive, and SkillSoft therefore expects research and development expenses to continue to increase.



     Selling and marketing expenses increased $7.3 million, or 436%, to $9.0 million in the fiscal year ended January 31, 2000 from $1.7 million in the fiscal year ended January 31, 1999. Selling and marketing expenses increased due to increased personnel, commissions, marketing, travel costs and facility costs. SkillSoft believes that a significant investment in selling and marketing to expand its distribution channel worldwide is required to remain competitive, and SkillSoft therefore expects selling and marketing expenses to continue to increase.



     General and administrative expenses increased $1.6 million, or 55%, to $4.4 million in the fiscal year ended January 31, 2000 from $2.8 million in the fiscal year ended January 31, 1999. General and administrative expenses increased due to increased personnel and due to legal fees incurred in connection with the NETg lawsuit amounting to $1.9 million in the fiscal year ended January 31, 2000 and $417,000 in the fiscal year ended January 31, 1999. SkillSoft anticipates that general and administrative expenses will continue to increase due to increases in headcount in management, information services and accounting fees, additional expenses associated with operating as a public company and the legal fees relating to the NETg lawsuit.



     Interest income (expense), net decreased $602,000 to ($265,000) for the year ended January 31, 2000, from $337,000 in the fiscal year ended January 31, 1999. The decrease was due to lower cash balances and a non-recurring, no-cash charge of $319,000 for issuance of warrants associated with establishing SkillSoft's new line of credit in December 1999.

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

LIQUIDITY AND CAPITAL RESOURCES


     From inception through January 31, 2000, SkillSoft was funded primarily through preferred stock financings with Warburg, Pincus and other minority investors. The net proceeds from these financings through January 31, 2000 were approximately $20.7 million. In February 2000, SkillSoft received net proceeds totaling $45.1 million from the sale of 3,565,000 shares of common stock in its initial public offering.



     As of January 31, 2001, SkillSoft's principal source of liquidity was its cash and cash equivalents and marketable securities, which totaled $23.9 million.



     Net cash used in operating activities was $18.0 million for the fiscal year ended January 31, 2001, which consisted primarily of a net loss totaling $22.0 million and increase in accounts receivable for $9.8 million, partially offset by an increase in deferred revenue of $10.7 million and non-cash expenses totaling $1.3 million. The increase in accounts receivable and deferred revenue resulted from increased sales to new customers after applying our revenue recognition policy.



     SkillSoft's primary investing activities during the fiscal year ended January 31, 2001 were purchases of property and equipment, and purchases and maturation of short term investments. Property and equipment purchases for the fiscal years ended January 31, 2001 and 2000 were approximately $1.4 million and $0.3 respectively. Purchases and maturation of short term investments generated a net cash outflow of approximately $11.4 million in fiscal 2001 compared to a net cash inflow of approximately $3.3 million in fiscal 2000.


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


     Working capital (deficit) was approximately $18.1 million and $(6.9) million as of January 31, 2001 and 2000, respectively. Total assets were approximately $38.6 million and $4.8 million as of January 31, 2001 and 2000, respectively. These increases were primarily attributable to the proceeds from the initial public offering and an increase in accounts receivable, offset by the funding of operations.



     As of January 31, 2001, SkillSoft had net tax operating loss carryforwards of $43.3 million and research and development credit carryforwards of $920,000. The net tax operating loss and credit carryforwards will expire at various dates, through the fiscal year ended January 31, 2020, if not used. Under the provisions of the Internal Revenue Code, substantial changes in ownership may limit the amount of net tax operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in the financial statements to reflect the uncertainty of the ability to use available tax loss carryforwards and other deferred tax assets.



     SkillSoft expects to continue to experience significant growth in capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute its business plan. To the extent that SkillSoft's execution of its business plan results in increased sales, SkillSoft expects to experience corresponding increases in deferred revenue and accounts receivable. SkillSoft believes that existing cash balances will be sufficient to finance its operations for at least the next 18 months. However, SkillSoft may be required to raise additional funds thereafter, and may have to raise funds sooner than that if its operating results fall below its expectations or due to unanticipated developments, such as a significant damage award or settlement payment in connection with its litigation with NETg. If SkillSoft seeks to raise additional funds, it may not be able to obtain funds when needed or on terms which are favorable or acceptable. If SkillSoft raises additional funds through the issuance of equity securities, the percentage ownership of existing stockholders would be reduced.

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


Date: July 20, 2001

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

                                         PERIOD FROM
                                        INCORPORATION
                                      (OCTOBER 15, 1997)    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                        TO JANUARY 31,      JANUARY 31,    JANUARY 31,    JANUARY 31,
                                             1998              1999           2000           2001
                                      ------------------    -----------    -----------    -----------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue.............................       $     --         $       --     $    4,191     $    19,297
Cost of revenue.....................             --                 --            758           1,506
                                           --------         ----------     ----------     -----------
  Gross profit......................             --                 --          3,433          17,791
Operating expenses:
  Research and development..........            178              4,117          8,647          14,047
  Selling and marketing.............             --              1,671          8,961          20,946
  General and administrative........            649              2,821          4,371           5,776
  Stock-based compensation..........             --                 --            372             814
                                           --------         ----------     ----------     -----------
     Total operating expenses.......            827              8,609         22,351          41,583
                                           --------         ----------     ----------     -----------
Interest income, net................              3                336           (265)          1,832
                                           --------         ----------     ----------     -----------
     Net loss.......................           (824)            (8,273)       (19,183)        (21,960)
Preferred stock dividend............             --                 --          3,765              --
                                           --------         ----------     ----------     -----------
Net loss attributable to common
  shareholders......................       $   (824)        $   (8,273)    $  (22,948)    $   (21,960)
                                           ========         ==========     ==========     ===========
Net loss per share(1):
  Basic and diluted.................       $  (1.28)        $    (5.64)    $   (11.98)    $     (1.73)
                                           ========         ==========     ==========     ===========
  Basic and diluted weighted average
     common shares outstanding......        645,185          1,466,085      1,915,051      12,667,790
                                           ========         ==========     ==========     ===========
Pro forma net loss per share(1):
  Pro forma basic and diluted.......                        $    (1.70)    $    (2.84)
                                                            ==========     ==========
  Pro forma basic and diluted
     weighted average common shares
     outstanding....................                         4,872,043      8,077,512
                                                            ==========     ==========


                                                       AS OF             AS OF         AS OF         AS OF
                                                    JANUARY 31,       JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                        1999             1999          2000          2001
                                                 ------------------   -----------   -----------   -----------
                                                                        (IN THOUSANDS)
BALANCE SHEETS DATA:
Cash, cash equivalents and short-term
  investments..................................        $7,022           $3,965        $   735       $23,907
Working capital (deficit)......................         6,319            2,726         (6,915)       18,130
Total assets...................................         7,022            4,551          4,801        38,624
Long-term liabilities..........................            --               --             --            --
Stockholders' equity (deficit).................         6,319            3,195         (6,357)       19,668


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

                                          /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 21, 2001

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                      JANUARY 31,
                                                              ----------------------------
                                                                  2000            2001
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    734,595    $ 12,546,854
  Short-term investments....................................            --      11,360,285
  Accounts receivable, less reserves of approximately
     $25,000 and $45,500 as of January 31, 2000 and 2001,
     respectively...........................................     2,111,318      11,859,469
  Prepaid expenses and other current assets.................     1,397,028       1,320,206
                                                              ------------    ------------
     Total current assets...................................     4,242,941      37,086,814
Property and equipment, at cost:
  Computer equipment........................................       535,909       1,687,992
  Furniture and fixtures....................................       276,727         440,337
  Leasehold improvements....................................        58,063         157,857
                                                              ------------    ------------
                                                                   870,699       2,286,186
  Less -- accumulated depreciation and amortization.........       312,647         776,566
                                                              ------------    ------------
                                                                   558,052       1,509,620
                                                              ------------    ------------
Other assets................................................            --          28,028
                                                              ------------    ------------
                                                              $  4,800,993    $ 38,624,462
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Line of credit............................................  $  4,513,209    $         --
  Accounts payable..........................................       702,557       1,357,444
  Accrued expenses..........................................     2,834,030       3,769,374
  Deferred revenue..........................................     3,108,595      13,829,788
                                                              ------------    ------------
     Total current liabilities..............................    11,158,391      18,956,606
Commitments and contingencies (Note 5)
Stockholders' equity (deficit):
  Convertible preferred stock (Note 6)......................    20,710,256              --
  Class A common stock, $.001 par value --
     authorized -- 26,000,000 shares at January 31, 2000 and
     none at January 31, 2001
     issued and outstanding -- 2,848,072 shares at January
     31, 2000 and none at January 31, 2001..................         2,848              --
  Preferred stock, $.001 par value --
     authorized -- none at January 31, 2000 and 5,000,000
     shares at January 31, 2001
     issued and outstanding -- none at January 31, 2000 and
     2001...................................................            --              --
  Common stock, $.001 par value --
     authorized -- none at January 31, 2000 and 50,000,000
     shares at January 31, 2001
     issued and outstanding -- none at January 31, 2000 and
     13,294,381 shares at January 31, 2001..................            --          13,294
  Additional paid-in capital................................     7,460,320      75,224,579
  Warrants outstanding......................................       319,228         319,228
  Accumulated deficit.......................................   (32,045,346)    (54,004,923)
  Deferred compensation.....................................    (2,479,910)     (1,603,867)
  Notes receivable from stockholders........................      (339,063)       (339,063)
  Cumulative translation adjustment.........................        14,269          58,608
                                                              ------------    ------------
     Total stockholders' equity (deficit)...................    (6,357,398)     19,667,856
                                                              ------------    ------------
                                                              $  4,800,993    $ 38,624,462
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
                                                               ==========     ===========    ==========    =======    ==========


                                                                COMMON STOCK
                                                                ------------  ADDITIONAL
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

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              YEARS ENDED JANUARY 31,
                                                    -------------------------------------------
                                                       1999            2000            2001
                                                    -----------    ------------    ------------
Cash flows from operating activities:
  Net loss........................................  $(8,272,541)   $(19,183,372)   $(21,959,577)
  Adjustments to reconcile net loss to net cash
     used in operating activities --
     Stock-based compensation.....................           --         371,641         813,965
     Interest expense related to warrants.........           --         319,228              --
     Accrued interest expense.....................           --          13,209              --
     Depreciation and amortization................       85,726         227,025         465,691
     Provision for bad debts......................           --          25,000          20,751
     Changes in current assets and liabilities --
       Accounts receivable........................           --      (2,136,320)     (9,784,157)
       Prepaid expenses and other current
          assets..................................     (116,144)     (1,281,836)         62,027
       Accounts payable...........................      132,204         492,500         664,753
       Accrued expenses...........................      520,111       1,690,683         948,455
       Deferred revenue...........................           --       3,109,142      10,737,608
                                                    -----------    ------------    ------------
          Net cash used in operating activities...   (7,650,644)    (16,353,100)    (18,030,484)
                                                    -----------    ------------    ------------
Cash flows from investing activities:
  Purchases of property and equipment.............     (555,119)       (316,204)     (1,422,805)
  Purchases of short-term investments.............   (3,341,702)     (9,868,310)    (39,991,494)
  Maturity of short-term investments..............    4,371,333      13,210,012      28,631,209
  Increase in other assets........................           --              --         (28,028)
                                                    -----------    ------------    ------------
          Net cash provided by (used in) investing
            activities............................      474,512       3,025,498     (12,811,118)
Cash flows from financing activities:
  Issuance of Series B convertible preferred
     stock, net of issuance costs.................    4,993,767       4,999,894              --
  Issuance of Series C convertible preferred
     stock, net of issuance costs.................           --       3,758,821              --
  Issuance of Class A restricted common stock.....      155,050         155,437              --
  Issuance of common stock, net of issuance
     costs........................................           --              --      47,058,892
  Exercise of stock options.......................           --          11,567          67,635
  Proceeds from line of credit....................           --       4,500,000              --
  Payments on line of credit......................           --              --      (4,500,000)
                                                    -----------    ------------    ------------
          Net cash provided by financing
            activities............................    5,148,817      13,425,719      42,626,527
                                                    -----------    ------------    ------------
Effect of exchange rate changes on cash and cash
  equivalents.....................................           --          13,156          27,334
                                                    -----------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents.....................................   (2,027,315)        111,273      11,812,259
Cash and cash equivalents, beginning of year......    2,650,637         623,322         734,595
                                                    -----------    ------------    ------------
Cash and cash equivalents, end of year............  $   623,322    $    734,595    $ 12,546,854
                                                    ===========    ============    ============
Supplemental disclosure of cash flow information:
  Cash paid for interest..........................           --    $     89,181    $     20,664
                                                    ===========    ============    ============
Supplemental disclosure of noncash financing
  transactions:
  Issuance of Class A restricted common stock for
     notes receivable from stockholders...........  $   140,000    $     32,813    $         --
                                                    ===========    ============    ============
  Preferred stock dividend due to beneficial
     conversion feature of Series C convertible
     preferred stock..............................  $        --    $  3,765,000    $         --
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


     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specified the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multiyear license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above or, if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer has access to the entire library of courses, both existing and to be developed. This occurs when such customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries and/or if the customer licenses all courses currently available and to be developed during a particular term. The Company may offer payment terms generally up to six months from the initial shipment date or anniversary date for multi-year agreements to some of its customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.



     The Company also derives service revenue from training, extranet hosting and online mentoring services, which revenue is recognized as the service is performed. Revenue related to extranet hosting and ASP services is recognized on a straight line basis over the period that the services are provided. For the fiscal years ended January 31, 2000 and 2001, the Company recognized approximately $115,000 and $490,000 of service

                       SKILLSOFT CORPORATION SUBSIDIARIES
revenue, respectively. For multi-element agreements where the Company provides these services, vendor specific objective evidence exists to allocate the total fee to the elements of the agreement.



     The cost of satisfying any Post Contract Support (PCS), which essentially represents a warranty obligation, is accrued at the time license revenue is recognized, as PCS fees are included in the annual license fee. The accrued PCS costs are included in deferred revenue in the accompanying consolidated balance sheets. The estimated cost of providing PCS during the agreements is insignificant and the Company does not offer it separately.



     Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment. Deferred revenue also includes amounts which have been billed and not collected, for which revenue is being recognized ratably over the license period, which totalled $1,688,605, $8,080,168 and $4,202,552 at January 31, 2000 and 2001 and April 30,
2001, respectively.


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


  (p) Reclassifications



     Certain amounts in the Company's consolidated balance sheets have been reclassified to conform to the current presentation.

                       SKILLSOFT CORPORATION SUBSIDIARIES

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
                                                  ============    ============

     Due to the Company's history of operating losses, there is significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforwards. Accordingly, the Company has

                       SKILLSOFT CORPORATION SUBSIDIARIES
provided a full valuation allowance against its otherwise recognizable deferred tax assets as of January 31, 2000 and 2001.

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
                                                   ----------
                                                   $1,957,000
                                                   ==========

  (c) Litigation

     In May 1998, the former employer of several of the Company's executive officers and key employees filed a lawsuit against the Company, three executive officers and a key employee. The lawsuit has since been amended to include additional key employees and the Company's largest investor. The former employer claims in substance that the Company's President and Chief Executive Officer breached his fiduciary obligations to his former employer by misappropriating alleged trade secrets, commencing a rival concern and interfering with employment relationships by soliciting other employees to join the Company while employed by their former employer; that the Company's Vice President, Worldwide Sales and Marketing breached his fiduciary obligations to his former employer by assisting the Company's President and Chief Executive Officer in these activities; that the other individuals allegedly misappropriated alleged trade secrets; that the Company misappropriated alleged trade secrets and allegedly interfered with employment relationships; and that the Company's largest investor allegedly interfered with employment relationships. The claims seek injunctive

                       SKILLSOFT CORPORATION SUBSIDIARIES
relief and compensatory damages of $400,000,000, exemplary damages in the additional amount of $400,000,000 and punitive damages of $70,000,000.

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



     In connection with the defense of the lawsuits, the Company expenses legal costs as incurred and has recorded as expense legal fees of $416,717, $1,919,831 and $1,365,590 for the fiscal years ended January 31, 1999, 2000 and 2001, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.


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

                       SKILLSOFT CORPORATION SUBSIDIARIES

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

     The Company issued 1,340,000 shares of Class A common stock, which were not part of the 1998 Stock Incentive Plan, to a founder of the Company and to several private investors in December 1997. Of these

                       SKILLSOFT CORPORATION SUBSIDIARIES
shares, 633,333 shares were issued to a founder of the Company in exchange for a full recourse note receivable (see Note 3).

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

(12) VALUATION & QUALIFYING ACCOUNTS

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                 ADDITION
                                                   BALANCE AT    CHARGED                   BALANCE AT
                                                   BEGINNING        TO                       END OF
                                                   OF PERIOD     EXPENSE     DEDUCTIONS      PERIOD
                                                   ----------    --------    ----------    ----------
Year ended January 31, 2000......................   $    --      $25,000        $ --        $25,000
                                                    =======      =======        ====        =======
Year ended January 31, 2001......................   $25,000      $20,462        $ --        $45,462
                                                    =======      =======        ====        =======

                                 EXHIBIT INDEX


EXHIBIT
NO.                                  TITLE
-------                              -----
 3.01+    Amended and Restated Certificate of Incorporation of
          SkillSoft.
 3.02++   Amended and Restated By-Laws of SkillSoft.
 4.01+    Specimen Stock Certificate representing Common Stock
10.01+    1998 Stock Incentive Plan, as amended.
10.02+    1999 Non-Employee Director Stock Option Plan
10.03*+   Employment Agreement between SkillSoft and Charles E. Moran.
10.04*+   Security Agreement and Secured Promissory Note between
          SkillSoft and Charles E. Moran, each dated December 10,
          1997.
10.05*+   Employment Agreement dated January 12, 1998 between
          SkillSoft and Mark A. Townsend.
10.06*+   Employment Agreement dated January 12, 1998 between
          SkillSoft and Thomas J. McDonald.
10.07*+   Employment Agreement dated April 9, 1998 between SkillSoft and Jerald A. Nine.
10.08+    Amended and Restated Registration and Investor Rights
          Agreement dated August 5, 1999, between SkillSoft and the
          Investors named therein.
10.09+    Amendment No. 1 to Amended and Restated Registration and
          Investor Rights Agreement.
10.10++   Lease dated February 18, 1998, as amended, between SkillSoft and Five N Associates.
10.11*+   Restricted Stock Purchase Agreement dated March 13, 1999
          between SkillSoft and Jerald A. Nine.
10.12*+   Restricted Stock Purchase Agreement dated March 15, 1999
          between SkillSoft and Thomas J. McDonald.
10.13*+   Restricted Stock Purchase Agreement dated March 31, 1999
          between SkillSoft and Charles E. Moran.
10.14*+   Restricted Stock Purchase Agreement dated March 31, 1999
          between SkillSoft and Mark A. Townsend.
10.15*+   Restricted Stock Purchase Agreement dated August 30, 1999
          between SkillSoft and James Adkisson.
10.16*+   Restricted Stock Purchase Agreement dated September 1, 1999 between SkillSoft and William T. Coleman, Trustee of the
          Coleman Family Trust.
21.01++   Subsidiaries of SkillSoft.
23.01     Consent of Arthur Andersen LLP.


---------------
 * Management contracts and compensatory plans or arrangements.

 + Incorporated by reference to the Registration Statement on Form S-1 (File No.
   333-86815).


++ Previously filed as part of the Annual Report on Form 10-K for the fiscal year ended January 31, 2001.