Form 10-Q/A
period 2001-04-30
SKILLSOFT CORP
filed 2001-07-20
CIK 1094451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A



(MARK ONE)


    [X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

          This Amendment No. 1 on Form 10-Q/A amends and restates in its entirety Part I, Items 1 and 2 of the Quarterly Report on Form 10-Q filed by SkillSoft Corporation, a Delaware corporation (the "Company"), with the Securities and Exchange Commission on May 25, 2001. This amendment is being filed to conform the disclosure contained in such section to the corresponding disclosure appearing in the Company's Registration Statement on Form S-3, as amended (File No. 333-61626). This amendment does not change any previously reported financial results of operations. Certain amounts in the Company's consolidated balance sheets have been reclassified to conform to the current presentation.

                                     PART I


ITEM 1. - FINANCIAL STATEMENTS

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      APRIL 30,           JANUARY 31,
                                                                        2001                 2001
ASSETS

Current assets:
   Cash and cash equivalents                                        $ 13,221,114        $ 12,546,854
   Short-term investments                                              7,943,605          11,360,285
   Accounts receivable, less reserves of approximately
      $45,500 as of April 30, 2001 and January 31, 2001                7,548,448          11,859,469
   Prepaid expenses and other current assets                           2,677,893           1,320,206
                                                                    ------------        ------------

Total current assets                                                  31,391,060          37,086,814

Property and equipment, at cost:
   Computer equipment                                                  2,137,180           1,687,992
   Furniture and fixtures                                                440,337             440,337
   Leasehold improvements                                                229,392             157,857
                                                                    ------------        ------------

                                                                       2,806,909           2,286,186
Less -- accumulated depreciation and amortization                        957,882             776,566
                                                                    ------------        ------------
                                                                       1,849,027           1,509,620
                                                                    ------------        ------------
Other assets                                                              28,078              28,028
                                                                    ------------        ------------
                                                                    $ 33,268,165        $ 38,624,462
                                                                    ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $  1,741,654        $  1,357,444
   Accrued expenses                                                    2,530,737           3,769,374
   Deferred revenue                                                   12,524,641          13,829,788
                                                                    ------------        ------------
Total current liabilities                                             16,797,032          18,956,606

Commitments and contingencies (Note 8)

Stockholders' equity:
      Common Stock                                                        13,397              13,294
      Additional paid-in capital                                      75,773,261          75,224,579
      Warrants outstanding                                                    --             319,228
      Accumulated deficit                                            (57,612,960)        (54,004,923)
      Deferred compensation                                           (1,420,093)         (1,603,867)
      Notes receivable from stockholders                                (339,063)           (339,063)
      Cumulative translation adjustment                                   56,591              58,608
                                                                    ------------        ------------
Total stockholders' equity                                            16,471,133          19,667,856
                                                                    ------------        ------------
                                                                    $ 33,268,165        $ 38,624,462
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

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED APRIL 30,
                                                                             2001                2000
Cash flows from operating activities:
   Net loss                                                              $ (3,608,037)       $ (6,935,266)
   Adjustments to reconcile net loss to net cash used in operating activities -
      Stock-based compensation                                                183,774             195,000
      Depreciation and amortization                                           182,219              73,065
      Changes in current assets and liabilities -
        Accounts receivable                                                 4,298,907            (627,990)
        Prepaid expenses and other current assets                          (1,370,579)           (434,578)
        Accounts payable                                                      386,221             122,211
        Accrued expenses                                                   (1,225,755)            260,448
        Deferred revenue                                                   (1,293,870)          1,005,839
                                                                         ------------        ------------


           Net cash used in operating activities                           (2,447,120)         (6,341,271)
                                                                         ------------        ------------

Cash flows from investing activities:
   Purchases of property and equipment                                       (523,848)           (166,982)
   Purchases of short-term investments                                     (4,792,526)        (24,691,270)
Maturity of short-term investments                                          8,209,206                  --
   Increase in other assets                                                       (50)                 --
                                                                         ------------        ------------


           Net cash provided by (used in) investing activities              2,892,782         (24,858,252)

Cash flows from financing activities:
   Issuance of common stock, net of issuance costs                                             47,058,892
   Proceeds from exercise of stock options                                    229,557              12,345
   Payments on line of credit                                                      --          (4,500,000)
                                                                         ------------        ------------

           Net cash provided by financing activities                          229,557          42,571,237
                                                                         ------------        ------------


Effect of exchange rate changes on cash and cash equivalents                     (959)            (30,981)
                                                                         ------------        ------------


Net increase in cash and cash equivalents                                     674,260          11,340,733

Cash and cash equivalents, beginning of period                             12,546,854             734,595
                                                                         ------------        ------------

Cash and cash equivalents, end of period                                 $ 13,221,114        $ 12,075,328
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

         Deferred revenue includes the unrecognized portion of the license fees for which the Company has received payment. Deferred revenue also includes amounts which have been billed and not collected, for which revenue is being recognized ratably over the license period, which totalled $1,688,605, $8,080,168 and $4,202,552 at January 31, 2000 and 2001 and April 30, 2001,
respectively.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Any statement in this Quarterly Report on Form 10-Q, as amended, about future expectations, plans and prospects for SkillSoft, including statements containing the words "believes," "anticipates," "plans," "expects," "will" and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth in this Item 2 under the heading "Future Operating Results".


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


     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multi-year license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above, or if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer has access to the entire library of courses, both existing and to be developed. This occurs when such customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries and/or if the customer licenses all courses currently available and to be developed during a particular term. This license approach results in the building of backlog of future revenue streams. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied. Revenue is recognized as billed monthly or quarterly under the pay-for-use model. We also derive revenue from training, extranet hosting and online mentoring services, for which revenue is recognized as the service is performed. Revenue related to extranet hosting and ASP services is recognized on a straight line basis over the period that the services are provided. We may offer payment terms up to six months from the initial shipment date or anniversary date for multi-year agreements, or payments in quarterly installments in some circumstances.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2001 VERSUS THREE MONTHS ENDED APRIL 30, 2000


     Revenue increased $6.4 million, or 303%, to $8.5 million in the three months ended April 30, 2001 from $2.1 million in the three months ended April 30, 2000. The majority of this increase was due to new customers signed after the quarter ended April 30, 2000, and, to a lesser extent, this increase was also due to continuing revenue from our previously existing customers. Because our standard pricing matrix was the same in the three months ended April 30, 2001 as it was in the three months ended April 30, 2000, this increase was attributable to changes in the volume of sales. One customer accounted for 5% of revenue for the three months ended April 30, 2001.


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


     General and administrative expenses increased $293,000, or 22%, to $1.6 million in the three months ended April 30, 2001 from $1.3 million in the three months ended April 30, 2000. General and administrative expenses as a percentage of total revenue decreased to 19% in the three months ended April 30, 2001 from 62% in the three months ended April 30, 2000. General and administrative expenses increased primarily due to increased personnel expenses and, in part, due to increased legal fees relating to the NETg litigation amounting to $448,000 in the three months ended April 30, 2001 and $363,000 in the three months ended April 30, 2000. We anticipate that general and administrative expenses will continue to increase in absolute dollars due to increases in information services and additional personnel.


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


     Net cash used in operating activities was $2.4 million for the three months ended April 30, 2001, which consisted primarily of a net loss totaling $3.6 million, an increase in prepaid expenses of $1.4 million, a decrease in accrued expenses of $1.2 million and a decrease in deferred revenue of $1.3 million, partially offset by a decrease in accounts receivable of $4.3 million. The increase in prepaid expenses was primarily due to an increase in sales commissions attributable to increased sales. Sales commissions attributable to sales that are recorded as deferred revenue are recorded as prepaid expenses because sales commissions are paid at the commencement of, and if applicable, the renewal date of, each customer contract. The decrease in deferred revenue and accounts receivable resulted from the timing of customer billings.


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

     Working capital was approximately $14.6 million and $33.3 million as of April 30, 2001 and 2000, respectively. Total assets were approximately $33.3 million and $42.0 million as of April 30, 2001 and 2000, respectively. These decreases were primarily attributable to the use of proceeds from the initial public offering to fund operations to date, which were partially offset by an increase in accounts receivable.


     We expect to continue to experience significant growth in capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue and prepaid expenses. We believe that existing cash balances will be sufficient to finance our operations for at least the next 18 months. However, we may be required to raise additional funds thereafter, and may have to raise funds sooner than that if our operating results fall below our expectations or due to unanticipated developments, such as a significant damage award or settlement payment in connection with our litigation with NETg. If we seek to raise additional funds, we may not be able to obtain funds when needed or on terms which are favorable or acceptable. If we raise additional funds through the issuance of equity securities, the percentage ownership of existing stockholders would be reduced.

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





Date:  July 20, 2001