Form 10-Q
period 2001-07-31
SKILLSOFT CORP
filed 2001-09-14
CIK 1094451

'
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On August 31, 2001, the registrant had outstanding 16,283,766 shares of common stock, $.001 par value per share.

                              SKILLSOFT CORPORATION

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2001

                                      INDEX

                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets as of July 31, 2001
            and January 31, 2001                                            3

            Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended July 31, 2001 and 2000               4

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended July 31, 2001 and 2000                         5

            Notes to Condensed Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

Item 3.     Quantitative and Qualitative Disclosure about Market Risk      18

PART II  - OTHER INFORMATION

Item 1.     Legal Proceedings                                              19

Item 2.     Changes in Securities and Use of Proceeds                      21

Item 3.     Defaults Upon Senior Securities                                21

Item 4.     Submission of Matters to a Vote of Security Holders            21

Item 5.     Other Information                                              21

Item 6.     Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                                 22

EXHIBIT INDEX                                                              23

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED, IN THOUSANDS)

                                                            JULY 31,      JANUARY 31,
                                                             2001           2001
                                                           ---------      ----------
ASSETS

Current assets:
   Cash and cash equivalents                               $  82,859      $  12,547
   Short-term investments                                      8,786         11,360
   Accounts receivable, less reserves of approximately
    $93 and $46 as of July 31, 2001 and
    January 31, 2001, respectively                             7,550         11,860
   Prepaid expenses and other current assets                   2,859          1,320
                                                           ---------      ---------
Total current assets                                         102,054         37,087

Property and equipment, net                                    2,139          1,510

Other assets                                                      28             28
                                                           ---------      ---------
                                                           $ 104,221      $  38,625
                                                           =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $   2,937      $   1,358
   Accrued expenses                                            3,213          3,769
   Deferred revenue                                           12,016         13,830
                                                           ---------      ---------
Total current liabilities                                     18,166         18,957

Commitments and contingencies (Note 8)

Stockholders' equity:
      Common stock                                                16             13
      Additional paid-in capital                             148,296         75,225
      Warrants outstanding                                        --            319
      Accumulated deficit                                    (60,735)       (54,005)
      Deferred compensation                                   (1,236)        (1,604)
      Notes receivable from stockholders                        (338)          (339)
      Cumulative translation adjustment                           52             59
                                                           ---------      ---------
Total stockholders' equity                                    86,055         19,668
                                                           ---------      ---------
                                                           $ 104,221      $  38,625
                                                           =========      =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                          THREE MONTHS ENDED JULY 31,        SIX MONTHS ENDED JULY 31,
                                         -----------------------------     -----------------------------
                                              2001            2000             2001             2000
                                         ------------     ------------     ------------     ------------
Revenue                                  $      9,382     $      3,639     $     17,892     $      5,753
Cost of revenue(1)                                537              333            1,066              558
                                         ------------     ------------     ------------     ------------

           Gross profit                         8,845            3,306           16,826            5,195

Operating expenses:
   Research and development(1)                  3,719            3,572            7,359            6,898
   Selling and marketing(1)                     6,622            4,721           13,143            9,039
   General and administrative(1)                1,677            1,377            3,290            2,696
   Stock-based compensation                       184              195              368              390
                                         ------------     ------------     ------------     ------------

Total operating expenses                       12,202            9,865           24,160           19,023
                                         ------------     ------------     ------------     ------------
   Operating loss                              (3,357)          (6,559)          (7,334)         (13,828)
   Interest income                                235              618              604              951
                                         ------------     ------------     ------------     ------------
           Net loss                      $     (3,122)    $     (5,941)    $     (6,730)    $    (12,877)
                                         ============     ============     ============     ============

Net loss per share (Note 6):
   Basic and diluted                     $      (0.23)    $      (0.47)    $      (0.50)    $      (1.04)
                                         ============     ============     ============     ============

   Basic and diluted weighted average
    common shares outstanding              13,547,443       12,762,475       13,372,150       12,367,910
                                         ============     ============     ============     ============


(1) The following summarizes the departmental allocation of the stock-based compensation


Cost of revenue                          $         1      $         1      $         2      $         2
Research and development                          26               27               52               54
Selling and marketing                             82               92              164              184
General and administrative                        75               75              150              150
                                         -----------      -----------      -----------      -----------
                                         $       184      $       195      $       368      $       390
                                         ===========      ===========      ===========      ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                 SIX MONTHS ENDED JULY 31,
                                                                 -------------------------
                                                                    2001          2000
                                                                 ----------    ----------
Cash flows from operating activities:
   Net loss                                                       $ (6,730)    $(12,877)
   Adjustments to reconcile net loss to net cash used in
     operating activities -
      Stock-based compensation                                         368          390
      Depreciation and amortization                                    396          158
      Changes in current assets and liabilities -
        Accounts receivable                                          4,194       (1,071)
        Prepaid expenses and other current assets                   (1,561)        (635)
        Accounts payable                                             1,587          719
        Accrued expenses                                              (534)          81
        Deferred revenue                                            (1,708)       2,109
                                                                  --------     --------

           Net cash used in operating activities                    (3,988)     (11,126)
                                                                  --------     --------
Cash flows from investing activities:
   Purchases of property and equipment                              (1,027)        (571)
   Purchases of short-term investments                             (11,120)     (31,743)
Maturity of short-term investments                                  13,694       18,743
                                                                  --------     --------


           Net cash provided by (used in) investing activities       1,547      (13,571)

Cash flows from financing activities:
   Issuance of common stock, net of issuance costs                  71,977       47,059
   Proceeds from exercise of stock options                             778           21
   Payment on notes receivable                                           1           --
   Payments on line of credit                                           --       (4,500)
                                                                  --------     --------

           Net cash provided by financing activities                72,756       42,580
                                                                  --------     --------

Effect of exchange rate changes on cash and cash equivalents            (3)         (27)
                                                                  --------     --------

Net increase in cash and cash equivalents                           70,312       17,856

Cash and cash equivalents, beginning of period                      12,547          734
                                                                  --------     --------

Cash and cash equivalents, end of period                          $ 82,859     $ 18,590
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

2. BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2001 and the results of its operations and its cash flows for the three months and six months ended July 31, 2001 and 2000. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, as amended. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2001 and January 31, 2001, cash equivalents consisted mainly of commercial paper, short term notes and money market funds. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. At July 31, 2001, the Company's investments consisted of held-to-maturity securities that are investments in short-term notes which had an average maturity of 152 days. All of these investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

4. REVENUE RECOGNITION

    The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP -98-9. The Company derives revenue primarily pursuant to license agreements under which customers license usage of delivered products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers are generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within the Company's course library.

    The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specified the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multiyear license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above or, if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer has access to the entire library of courses, both existing and to be developed. This occurs when such customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries, or if the customer licenses all courses currently available and to be developed during a particular term. The Company may offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements, or payments in quarterly installments in some circumstances. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

    The Company also derives service revenue from extranet hosting, ASP services and online mentoring services which is recognized on a straight-line basis over the period that the services are provided. For the three and six months ended July 31, 2001 and the three and six months ended July 31, 2000, the Company recognized approximately $429,000, $769,000, $88,000 and $160,000 of service revenue, respectively. For multi-element agreements where the Company provides these services, vendor specific objective evidence exists to allocate the total fee to the elements of the agreement.

    The cost of satisfying any Post Contract Support (PCS), which essentially represents a warranty obligation, is accrued at the time revenue is recognized, as PCS fees are included in the annual license fee. The accrued PCS costs are included in deferred revenue in the accompanying consolidated balance sheets. The estimated cost of providing PCS during the agreements is insignificant and the Company does not offer it separately.

    Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment. Deferred revenue also includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period, which totaled $4,578,089 and $8,080,168 at July 31, 2001 and January 31, 2001, respectively.

5. COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The translation adjustment is the only element of comprehensive income (loss) incurred by the Company. The components of comprehensive income (loss) for the three and six months ended July 31, 2001 and 2000 are as follows:


                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JULY 31,                  JULY 31,
                                          ----------------------    ----------------------
                                            2001          2000         2001         2000
                                          ---------    ---------    ---------    ---------
Comprehensive loss:
      Net loss                            $ (3,122)    $ (5,941)    $ (6,730)    $(12,877)

      Other comprehensive (loss) -
           Foreign currency adjustment          (4)          (2)          (7)         (25)
                                          --------     --------     --------     --------

             Comprehensive loss           $ (3,126)    $ (5,943)    $ (6,737)    $(12,902)
                                          ========     ========     ========     ========

6. NET LOSS PER SHARE

    Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period. Weighted average shares outstanding excludes unvested shares of restricted common stock of 83,306 and 431,185 as of July 31, 2001 and 2000, respectively. Basic and diluted net loss per share are the same, as outstanding common stock options are antidilutive because the Company has recorded a net loss for all periods presented. Common stock options totaling 1,735,383 and 1,229,749 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended July 31, 2001 and 2000, respectively. Warrants to purchase 60,606 shares of common stock outstanding at July 31, 2000, have also been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended July 31, 2000.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on its operations.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company does not expect the adoption of this statement to have a material impact on its operations.

8. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

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

9. LITIGATION

         There have been no significant changes in the status of the outstanding litigation as reported in SkillSoft's Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, as amended.

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

OVERVIEW

    We commenced operations in January 1998, and until March 1999, devoted substantially all of our efforts to product development, establishing a course content developer and supplier base, and building a direct sales and support organization in the United States and a business application and network infrastructure to support future growth. Since March 1999, we have devoted substantial resources to sales and marketing activities as well as to continued product development, and have recorded revenue, although we are not yet profitable. We had an accumulated deficit of $60.7 million as of July 31, 2001. We expect to incur additional losses through at least the fiscal quarter ending October 31, 2001, due primarily to substantial increases in sales and marketing expenditures related to expanding our direct sales organization in North America, Europe and Australia and to increased personnel-related costs and expenditures for travel, advertising, public relations, recruiting and other activities. Research and development expenses will also contribute to losses during this period as we continue to introduce new courses. Legal costs may also increase due to the defense of lawsuits filed against us and several of our executives and employees by NETg.

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

    The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multi-year license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above, or if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the customer has access to the entire library of courses, both existing and to be developed. This occurs when such customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries and/or if the customer licenses all courses currently available and to be developed during a particular term. This license approach results in the building of backlog of future revenue streams. We may offer payment terms up to six months from the initial shipment date or anniversary date for multi-year agreements, or payments in quarterly installments in some circumstances. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied. Revenue is recognized as billed monthly or quarterly under the pay-for-use model. We also derive service revenue from extranet hosting, ASP services and online mentoring services for which revenue is recognized on a straight line basis over the period that the services are provided.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2001 VERSUS THREE MONTHS ENDED JULY 31, 2000

    Revenue increased $5.7 million, or 158%, to $9.4 million in the three months ended July 31, 2001 from $3.6 million in the three months ended July 31, 2000. The majority of this increase was due to new customers signed after the quarter ended April 30, 2000, and, to a lesser extent, this increase was also due to continuing revenue from our previously existing customers. While our standard pricing matrix increased 15% on May 1, 2001, this increase did not have a material effect on revenue in the three months ended July 31, 2001.

    Cost of revenue increased $204,000, or 61%, to $537,000 in the three months ended July 31, 2001 from $333,000 in the three months ended July 31, 2000 due to our increased revenue. Cost of revenue as a percentage of total revenue decreased to 6% in the three months ended July 31, 2001 from 9% in the three months ended July 31, 2000. This decrease as a percentage of revenue was primarily due to the spreading of these costs of revenue, many of which are fixed, over a significantly larger revenue base.

    Research and development expenses increased $147,000, or 4%, to $3.7 million in the three months ended July 31, 2001 from $3.6 million in the three months ended July 31, 2000. Research and development expenses as a percentage of total revenue decreased to 40% in the three months ended July 31, 2001 from 98% in the three months ended July 31, 2000. Research and development expenses increased due primarily to increased personnel costs. Since our strategy includes offering the largest library of critical business skill (soft skills) courses in the industry, we believe that a significant investment in research and development is necessary to remain competitive, and we therefore expect research and development expenses in absolute dollars to continue to increase.

    Selling and marketing expenses increased $1.9 million, or 40%, to $6.6 million in the three months ended July 31, 2001 from $4.7 million in the three months ended July 31, 2000. Selling and marketing expenses as a percentage of total revenue decreased to 70% in the three months ended July 31, 2001 from 131% in the three months ended July 31, 2000. Selling and marketing expenses increased due to increased personnel and commission costs. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses in absolute dollars to continue to increase.

    General and administrative expenses increased $300,000, or 22%, to $1.7 million in the three months ended July 31, 2001 from $1.4 million in the three months ended July 31, 2000. General and administrative expenses as a percentage of total revenue decreased to 18% in the three months ended July 31, 2001 from 39% in the three months ended July 31, 2000. General and administrative expenses increased primarily due to increased personnel expenses, general legal costs, and, in part, due to increased legal fees relating to the NETg litigation amounting to approximately $375,000 in the three months ended July 31, 2001 and $300,000 in the three months ended July 31, 2000. We anticipate that general and administrative expenses will continue to increase in absolute dollars due to increases in information services and additional personnel.

    Stock-based compensation expense decreased $11,000 or 6%, to $184,000 in the three months ended July 31, 2001 from $195,000 in the three months ended July 31, 2000. The expense was primarily the result of amortization of deferred compensation resulting from granting stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock during the fiscal year ended January 31, 2000.

    Interest income, decreased $383,000 to $235,000 in the three months ended July 31, 2001 from $618,000 in the three months ended July 31, 2000. This decrease was primarily due to the lower cash and short-term investment balances.

SIX MONTHS ENDED JULY 31, 2001 VERSUS SIX MONTHS ENDED JULY 31, 2000

    Revenue increased $12.1 million, or 207%, to $17.9 million in the six months ended July 31, 2001 from $5.8 million in the six months ended July 31, 2000. The majority of this increase was due to new customers signed after the quarter ended April 30, 2000, and, to a lesser extent, this increase was also due to continuing revenue from our previously existing customers. While our standard pricing matrix increased 15% on May 1, 2001, this increase did not have a material effect on revenue in the six months ended July 31, 2001.

    Cost of revenue increased $508,000, or 91%, to $1.1 million in the six months ended July 31, 2001 from $558,000 in the six months ended July 31, 2000 due to our increased revenue. Cost of revenue as a percentage of total revenue decreased to 6% in the six months ended July 31, 2001 from 10% in the six months ended July 31, 2000. This decrease as a percentage of revenue was primarily due to the spreading of these costs of revenue, many of which are fixed, over a significantly larger revenue base.

    Research and development expenses increased $461,000, or 7%, to $7.4 million in the six months ended July 31, 2001 from $6.9 million in the six months ended July 31, 2000. Research and development expenses as a percentage of total revenue decreased to 41% in the six months ended July 31, 2001 from 119% in the six months ended July 31, 2000. Research and development expenses increased due primarily to increased personnel costs.

    Selling and marketing expenses increased $4.1 million, or 46%, to $13.1 million in the six months ended July 31, 2001 from $9.0 million in the six months ended July 31, 2000. Selling and marketing expenses as a percentage of total revenue decreased to 73% in the six months ended July 31, 2001 from 155% in the six months ended July 31, 2000. Selling and marketing expenses increased due to increased personnel and commission costs.

    General and administrative expenses increased $594,000, or 22%, to $3.3 million in the six months ended July 31, 2001 from $2.7 million in the six months ended July 31, 2000. General and administrative expenses as a percentage of total revenue decreased to 18% in the six months ended July 31, 2001 from 47% in the six months ended July 31, 2000. General and administrative expenses increased primarily due to increased personnel expenses, general legal costs, and, in part, due to increased legal fees relating to the NETg litigation amounting to approximately $750,000 in the six months ended July 31, 2001 and $600,000 in the six months ended July 31, 2000.

    Stock-based compensation expense decreased $22,000 or 6%, to $368,000 in the six months ended July 31, 2001 from $390,000 in the six months ended July 31, 2000. The expense was primarily the result of amortization of deferred compensation resulting from granting stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock during the fiscal year ended January 31, 2000.

    Interest income decreased $347,000 to $604,000 in the six months ended July 31, 2001 from $951,000 in the six months ended July 31, 2000. This decrease was primarily due to the lower cash and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through January 31, 2000, we were funded primarily through preferred stock financings with Warburg Pincus and other minority investors. The net proceeds from these financings through January 31, 2000 were approximately $20.7 million. In February 2000, we received net proceeds totaling $45.1 million from the sale of 3,565,000 shares of common stock in our initial public offering. On July 30, 2001, we received net proceeds totaling $72.0 million from the sale of 2,796,250 shares of common stock in a public offering.

    As of July 31, 2001, our principal source of liquidity was our cash and cash equivalents and short term investments, which totaled $91.6 million.

    Net cash used in operating activities was $4.0 million for the six months ended July 31, 2001, which consisted primarily of a net loss totaling $6.7 million, an increase in prepaid expenses of $1.6 million and a decrease in deferred revenue of $1.7 million, partially offset by a decrease in accounts receivable of $4.2 million and an increase in accounts payable of $1.6 million. The increase in prepaid expenses was primarily due to an increase in sales commissions attributable to increased sales. Sales commissions attributable to sales that are recorded as deferred revenue are recorded as prepaid expenses because sales commissions are paid at the commencement of, and if applicable, the renewal date of, each customer contract. The decrease in deferred revenue and accounts receivable resulted from the timing of customer billings.

    Our primary investing activities during the six months ended July 31, 2001 were purchases of property and equipment, and purchases and maturation of short term investments. Property and equipment purchases for the six months ended July 31, 2001 and 2000 were approximately $1.0 million and $0.6 million, respectively. Purchases and maturation of short term investments generated a net cash inflow of approximately $2.6 million in six months ended July 31, 2001 compared to a net cash outflow of approximately $13.0 million in six months ended July 31, 2000.

    Cash provided by financing activities was approximately $72.8 million and $42.6 million for the six months ended July 31, 2001 and 2000, respectively. For the quarter ended July 31, 2001, this consisted of the net proceeds from the sale of common stock in the secondary offering of approximately $72.0 million and $.8 million from the exercise of stock options. For the quarter ended July 31, 2000, this consisted primarily of net proceeds from the sale of common stock in the initial public offering of approximately $45.1 million and proceeds from the sale of common stock to Spherion Corporation (formerly Interim Services, Inc.) of $2.0 million, partially offset by the repayment of $4.5 million under our credit line with Greyrock Capital.

    Working capital was approximately $83.9 million and $27.2 million as of July 31, 2001 and 2000, respectively. Total assets were approximately $104.2 million and $38.6 million as of July 31, 2001 and 2000, respectively. These increases were primarily attributable to the proceeds from our public offering, partially offset by the funding of operations.

    We expect to continue to experience significant growth in capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue and prepaid expenses. We believe that existing cash balances will be sufficient to finance our operations for at least the next 18 months. However, we may be required to raise additional funds thereafter, and we may have to raise funds sooner than that if our operating results fall below our expectations or due to unanticipated developments, such as a significant damage award or settlement payment in connection with our litigation with NETg. If we seek to raise additional funds, we may not be able to obtain funds when needed or on terms which are favorable or acceptable. If we raise additional funds through the issuance of equity securities, the percentage ownership of existing stockholders would be reduced.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. We do not expect the adoption of this statement to have a material impact on our operations.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets". With the adoption of SFAS NO. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We do not expect the adoption of this statement to have a material impact on our operations.

    FUTURE OPERATING RESULTS

WE HAVE NOT YET ACHIEVED PROFITABILITY AND WE MAY NOT BE ABLE TO DO SO IN THE FUTURE, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

    Since we began operations in January 1998, we have incurred losses in every fiscal period. Our accumulated deficit through the quarter ended July 31, 2001 was $60.7 million. We expect to continue to incur losses through at least the fiscal quarter ending October 31, 2001, and we cannot be certain if or when we will become profitable. If we do not become profitable within the timeframe expected by investors, the market price of our common stock may be adversely affected. We expect to continue to incur significant expenses, particularly in sales and marketing, in an effort to develop our business. As a result, we will need to generate significant revenue to achieve and maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

WE AND SEVERAL OF OUR EXECUTIVES, THREE OF OUR KEY EMPLOYEES AND OUR LARGEST INVESTOR ARE DEFENDANTS IN LITIGATION WITH NETG WHICH ALLEGES, AMONG OTHER THINGS, MISAPPROPRIATION OF TRADE SECRETS; THIS LITIGATION WILL CONTINUE TO BE COSTLY AND MAY DIVERT THE EFFORTS OF OUR MANAGEMENT AND MAY ULTIMATELY RESTRICT OUR ABILITY TO DO BUSINESS

    We, several of our executives, three of our key employees and our largest investor are defendants in a lawsuit brought by National Education Training Group, Inc. (NETg), the former employer of these individuals. NETg alleges in substance that the defendants breached their fiduciary and contractual obligations to NETg in connection with the organization and operation of SkillSoft, misappropriated trade secrets from NETg, tortiously interfered with NETg's business and employees and breached provisions of a license agreement with NETg relating to the use of its software. NETg maintains that the trade secrets allegedly misappropriated by SkillSoft and the other defendants include, among other things:

    - various aspects of the design and functionality of its education and training software and products;

    -     customer lists and information;

    -     relationships with service providers; and

    -     NETg's soft skills product line business plan.

    The claims seek injunctive relief against the defendants demanding the return, and no future use by these defendants, of the alleged trade secrets. The claim for alleged misappropriation of trade secrets seeks compensatory damages of $400 million and exemplary damages in the additional amount of $400 million. The other claims seek recovery of compensatory, incidental and consequential damages in an unspecified amount and punitive damages against various defendants totaling $50 million or such other amount as the court deems just or appropriate. Named as defendants in the lawsuit, in addition to SkillSoft, are Charles E. Moran, Jerald A. Nine, Jr., Mark A. Townsend, Lee A. Ritze, Dennis E. Brown, Sally H. Hovis, Warburg, Pincus Ventures, L.P., our largest investor, and each partner of Warburg Pincus.

    In addition, NETg also filed suit against SkillSoft in July 2000 alleging that our educational and training software products infringe a patent allegedly owned by NETg. The complaint seeks both monetary damages and injunctive relief. We have filed an answer and counterclaim for a declaration of invalidity of the NETg patent.

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

    In addition, these cases, regardless of their outcome, will continue to result in significant expenses in defending the lawsuits. Our legal expenses related to the defense of these lawsuits totaled approximately $1.9 million in the fiscal year ended January 31, 2000, $1.4 million in the fiscal year ended January 31, 2001 and $750,000 for the six months ended July 31, 2001. Moreover, these lawsuits may divert the efforts and attention of our management team from normal business operations.

OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER DUE TO THE NATURE OF OUR BUSINESS, AND A REVENUE OR EARNINGS SHORTFALL IN A PARTICULAR QUARTER WOULD HAVE A NEGATIVE IMPACT ON THE PRICE OF OUR COMMON STOCK

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

INTENSE COMPETITION FROM OTHER EDUCATION AND TRAINING COMPANIES COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY

    The market for soft skills education and training products is fragmented and highly competitive. Increased competition may result in lost sales and may force us to lower prices. We expect that competition in this market will increase substantially in the future.

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

    Our failure to attract and retain sufficient skilled personnel, particularly sales and marketing personnel, may limit the rate at which we can grow, may adversely affect the quality or availability of our products and may result in less effective management of our business, any of which may harm our business and financial performance. Qualified personnel are in great demand throughout the software industry. The demand for qualified personnel is particularly acute in the New England area due to the large number of software companies and the low unemployment rate in the region. Moreover, newly hired employees generally take several months to attain full productivity, and not all new hires satisfy our performance expectations.

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

THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY CONTINUE TO DO SO

    Our common stock price has fluctuated significantly since our initial public offering on February 1, 2000. For example, the closing price of our common stock on The Nasdaq National Market decreased from $30.000 on March 29, 2000 to $11.75 on April 17, 2000; increased from $8.81 on June 12, 2000 to $18.50 on July 20, 20000; decreased from $21.62 on November 15, 2000 to $11.75 on December 20, 2000; and increased from $11.75 on December 20, 2000 to $19.50 on December 28, 2000. While much of the fluctuation in our common stock price may be due to our business and financial performance, we believe that these fluctuations are also due in large part to fluctuations in the stock market in general based on factors not directly related to our performance, such as general economic conditions or prevailing interest rates. As a result of these fluctuations in the price of our common stock, it is difficult to predict what the price of our common stock will be at any point in the future, and you may not be able to sell your common stock at or above the price that you paid for it.

WARBURG, PINCUS VENTURES, L.P. AND OUR EXECUTIVE OFFICERS AND DIRECTORS AND THEIR AFFILIATES BENEFICIALLY OWN A SIGNIFICANT PORTION OF OUR OUTSTANDING COMMON STOCK WHICH WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE ACTIONS

    The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of SkillSoft, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of SkillSoft and might affect the market price of our common stock. Warburg, Pincus Ventures, L.P. owns approximately 34% of our outstanding common stock and, together with our executive officers and directors and their affiliates, beneficially owns approximately 48% of our outstanding common stock. As a result, those stockholders, if they act together, are able to substantially influence or control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests.

SOME PROVISIONS OF OUR CHARTER AND BY-LAWS MAY DELAY OR PREVENT TRANSACTIONS THAT MANY STOCKHOLDERS MAY FAVOR

    The following provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.:

    - the ability of our board of directors to issue preferred stock, and determine its terms, without a stockholder vote;

    - our classified board of directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

    -   the prohibition against stockholder actions by written consent; and

    -   the inability of stockholders to call a special meeting of stockholders.

    In addition, some provisions of Delaware law, particularly the "business combinations" statute in Section 203 of the Delaware General Corporation Law, may also discourage, delay or prevent someone from acquiring us or merging with us.

    ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of July 31, 2001, SkillSoft did not use derivative financial instruments for speculative or trading purposes.

    Interest Rate Risk

         SkillSoft's general investing policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and credit risk. SkillSoft currently uses a registered investment manager to place its investments in highly liquid money market accounts and government-backed securities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Interest income is sensitive to changes in the general level of U.S. interest rates. Based on the short-term nature of our investments, SkillSoft has concluded that there is no material market risk exposure.

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

                                     PART II

    ITEM 1. - LEGAL PROCEEDINGS

         We, several of our executive officers and key employees and our largest investor are named as defendants in a lawsuit pending in the Circuit Court of Cook County, Illinois filed by National Education Training Group, Inc. (NETg), the former employer of several of those individuals.

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

         - We breached provisions of a license agreement with NETg relating to the use of NETg's software; and

         - Warburg, Pincus Ventures, L.P., our largest investor, tortiously interfered with Mr. Moran's and Mr. Nine's fiduciary duty to NETg.

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

         The claims seek injunctive relief against us and Messrs. Moran, Nine, Townsend, Brown and Ritze and Ms. Hovis and demand the return, and no future use by us and these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million, exemplary damages in the additional amount of $400 million, additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages of $50 million or such other amount as the court deems just or appropriate. On April 30, 2001 the Court denied our motion to dismiss in its entirety and granted Warburg, Pincus Ventures, L.P.'s motion to dismiss claims related to its tortious interference with NETg's prospective economic advantage and unfair competition.

         In addition, on July 26, 2000, NETg filed suit against us in the United States District Court for the Northern District of Illinois alleging that our educational and training software products infringe United States Patent No. 6,039,575 which was issued on March 21, 2000 and is allegedly owned by NETg. The complaint seeks both monetary damages and injunctive relief. We filed our answer and a counterclaim for a declaration of invalidity of the NETg patent on August 17, 2000. NETg filed its reply and affirmative defenses to our counterclaim on February 2, 2001.

         On April 17, 2001, we filed a request for reexamination of the patent in suit with the United States Patent and Trademark Office. On April 18, 2001, we filed a motion to stay NETg's patent infringement action currently in the United States District Court for the Northern District of Illinois, pending resolution of our request for reexamination. The court entered an order on May 11, 2001, staying the proceedings in this case, with certain exceptions, pending resolution of our request to the United States Patent and Trademark Office to reexamine the patentability of the claims of the patent on which NETg bases the lawsuit and any resulting reexamination proceedings. On June 6, 2001, the United States Patent and Trademark Office issued an order granting our request for reexamination of the patent. On July 13, 2001, the court ordered that the stay of the proceedings previously entered be continued and that a status hearing be held in February 2002. On September 10, 2001, the United States Patent and Trademark Office issued a non-final Office Action rejecting all seven claims of the patent. NETg has until October 10, 2001 to submit a response.

         We and the other defendants are vigorously defending ourselves against NETg's allegations, and we believe that both we and the other defendants have meritorious defenses to the claims made in the lawsuits. None of the defendants in the first lawsuit were bound by written non-competition or non-solicitation agreements with NETg. The lawsuits are still in discovery, so we are not yet able to assess our potential liability or the potential liability of the other defendants. Nonetheless, our failure to prevail in this litigation could have any or all of the following significant adverse effects on our business and financial performance:

         - injunctive relief issued against us and our officers and employees, which could significantly restrict our ability to conduct our business;

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

    ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

    ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Our Annual Meeting of Stockholders was held on June 14, 2001. The following proposals were adopted by the vote specified below:


                  Proposal                          For                 Against              Abstain
                  --------                          ---                 -------              -------
To elect two Class II directors to serve
until the 2004 Annual Meeting of
Stockholders:

     C. Samantha Chen                           12,314,242                N.A.                 N.A.
     William T. Coleman III                     12,314,242                N.A.                 N.A.

To approve SkillSoft's 2001 Stock
Incentive Plan                                   9,710,990            2,192,845               7,745

To approve the Company's 2001 Employee
Stock Purchase Plan                             11,667,812              236,823               6,945

To ratify the selection of Arthur Andersen
LLP as SkillSoft's independent public
accountants for the current year                12,447,259                0                   4,210

    ITEM 5. - OTHER INFORMATION.

         Not applicable.

    ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      Exhibits

                  See the Exhibit Index attached hereto.

         (B)      Reports on Form 8-K

                  We did not file any reports on Form 8-K during the fiscal quarter ended July 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SKILLSOFT CORPORATION
                                     (Registrant)

                                     By:  /s/ Thomas J. McDonald
                                          --------------------------------------
                                          Thomas J. McDonald,
                                          Chief Financial Officer



Date:  September 14, 2001

                                  EXHIBIT INDEX

3.01+         Amended and Restated Certificate of Incorporation of SkillSoft

3.02++        Amended and Restated By-Laws of SkillSoft

10.01 First Amended and Restated Stockholders Agreement dated August 5, 1999 by and among SkillSoft, Warburg, Pincus Ventures, L.P, SI Venture Fund L.L.C. and the additional investors listed on the signature pages thereto.

-------------

+ Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-86815).

++ Incorporated by reference to the Annual Report on Form 10-K for the Fiscal
   Year ended January 31, 2001 filed on May 1, 2001.