Form 10-Q
period 2001-10-31
SKILLSOFT CORP
filed 2001-12-14
CIK 1094451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On November 27, 2001, the registrant had outstanding 16,302,319 shares of common stock, $.001 par value per share.

                              SKILLSOFT CORPORATION

                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2001

                                      INDEX

                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of October 31, 2001
          and January 31, 2001                                              3

          Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended October 31, 2001 and 2000             4

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended October 31, 2001 and 2000                            5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operations                                         8

Item 3.   Quantitative and Qualitative Disclosure about Market Risk        19

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                19

Item 2.   Changes in Securities and Use of Proceeds                        21

Item 3.   Defaults Upon Senior Securities                                  21

Item 4.   Submission of Matters to a Vote of Security Holders              22

Item 5.   Other Information                                                22

Item 6.   Exhibits and Reports on Form 8-K                                 22

SIGNATURES                                                                 23

EXHIBIT INDEX                                                              24

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)


                                                           OCTOBER 31,    JANUARY 31,
                                                               2001           2001
                                                           -----------    -----------
ASSETS

Current assets:
   Cash and cash equivalents                                $  45,113     $  12,547
   Short-term investments                                      29,491        11,360
   Accounts receivable, less reserves of approximately
     $149 and $46 as of October 31, 2001 and January 31,
     2001, respectively                                        12,549        11,860
   Prepaid expenses and other current assets                    1,507         1,320
                                                            ---------     ---------

Total current assets                                           88,660        37,087

Property and equipment, net                                     2,494         1,510
Long term investments                                          12,972            --
Other assets                                                       28            28
                                                            ---------     ---------
                                                            $ 104,154     $  38,625
                                                            =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $   1,619     $   1,358
   Accrued expenses                                             6,233         3,769
   Deferred revenue                                            13,805        13,830
                                                            ---------     ---------
Total current liabilities                                      21,657        18,957

Commitments and contingencies (Note 9)

Stockholders' equity:
      Common stock                                                 16            13
      Additional paid-in capital                              148,395        75,225
      Warrants outstanding                                         --           319
      Accumulated deficit                                     (64,570)      (54,005)
      Deferred compensation                                    (1,052)       (1,604)
      Notes receivable from stockholders                         (338)         (339)
      Cumulative translation adjustment                            46            59
                                                            ---------     ---------
Total stockholders' equity                                     82,497        19,668
                                                            ---------     ---------
                                                            $ 104,154     $  38,625
                                                            =========     =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                        THREE MONTHS ENDED OCTOBER 31,    NINE MONTHS ENDED OCTOBER 31,
                                            2001             2000             2001             2000
                                        ------------     -------------    ------------     ------------
Revenue                                 $     11,156     $      5,511     $     29,048     $     11,264
Cost of revenue(1)                               579              424            1,645              982
                                        ------------     ------------     ------------     ------------
    Gross profit                              10,577            5,087           27,403           10,282

Operating expenses:
  Research and development(1)                  6,126            3,547           13,485           10,446
  Selling and marketing(1)                     6,970            5,578           20,113           14,616
  General and administrative(1)                1,886            1,458            5,176            4,154
  Stock-based compensation                       184              195              552              585
                                        ------------     ------------     ------------     ------------

Total operating expenses                      15,166           10,778           39,326           29,801
                                        ------------     ------------     ------------     ------------
  Operating loss                              (4,589)          (5,691)         (11,923)         (19,519)
  Interest income                                754              566            1,358            1,517
                                        ------------     ------------     ------------     ------------
    Net loss                            $     (3,835)    $     (5,125)    $    (10,565)    $    (18,002)
                                        ============     ============     ============     ============

Net loss per share (Note 6):

  Basic and diluted                     $      (0.24)    $      (0.40)    $      (0.74)    $      (1.43)
                                        ============     ============     ============     ============

  Basic and diluted weighted average
    common shares outstanding             16,239,442       12,896,891       14,338,417       12,545,524
                                        ============     ============     ============     ============

(1) The following summarizes the departmental allocation of the stock-based compensation

Cost of revenue                         $          1     $          1     $          3     $          3
Research and development                          26               27               78               81
Selling and marketing                             82               92              246              276
General and administrative                        75               75              225              225
                                        ------------     ------------     ------------     ------------
                                        $        184     $        195     $        552     $        585
                                        ============     ============     ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                             NINE MONTHS ENDED OCTOBER 31,
                                                                2001                2000
                                                              --------            --------
Cash flows from operating activities:
  Net loss                                                    $(10,565)           $(18,002)
  Adjustments to reconcile net loss to net cash used
    in operating activities - Stock-based compensation             552                 585
    Depreciation and amortization                                  645                 289
    Changes in current assets and liabilities -
      Accounts receivable                                         (737)             (1,849)
      Prepaid expenses and other current assets                   (202)               (862)
      Accounts payable                                             262                 686
      Accrued expenses                                           2,478               1,259
      Deferred revenue                                              14               2,714
                                                              --------            --------

        Net cash used in operating activities                   (7,553)            (15,180)
                                                              --------            --------

Cash flows from investing activities:
  Purchases of property and equipment                           (1,631)               (940)
  Purchases of  investments                                    (54,215)            (33,763)
  Maturity of short-term investments                            23,113              26,838
                                                              --------            --------

        Net cash  used in investing activities                 (32,733)             (7,865)
                                                              --------            --------

Cash flows from financing activities:

  Issuance of common stock, net of issuance costs               71,977              45,059
  Issuance of common stock to Interim Services, Inc.                --               2,000
  Proceeds from exercise of stock options                          877                  26
  Payment on notes receivable                                        1                  --
  Payments on line of credit                                        --              (4,500)
                                                              --------            --------

        Net cash provided by financing activities               72,855              42,585
                                                              --------            --------

Effect of exchange rate changes on cash and cash equivalents        (3)                (69)
                                                              --------            --------

Net increase in cash and cash equivalents                       32,566              19,471

Cash and cash equivalents, beginning of period                  12,547                 734
                                                              --------            --------

Cash and cash equivalents, end of period                      $ 45,113            $ 20,205
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

2. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2001, the results of its operations for the three and nine months ended October 31, 2001 and 2000 and its cash flows for the nine months ended October 31, 2001 and 2000. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, as amended. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2001 and January 31, 2001, cash equivalents consisted mainly of commercial paper, short term notes and money market funds. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. At October 31, 2001, the Company's investments consisted both of held-to-maturity securities that are investments in short-term notes which had an average maturity of 131 days as well as certain mortgage instruments with a maturity of 365 days and greater and an average maturity of 370 days. The investments in short-term notes are classified as current assets in the accompanying consolidated balance sheets as they mature within one year, while the mortgage instruments are classified as long term assets.

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

     The Company also derives service revenue from extranet hosting, ASP services and online mentoring services which is recognized on a straight-line basis over the period that the services are provided. For the three and nine months ended October 31, 2001 and the three and nine months ended October 31, 2000, the Company recognized approximately $509,000, $1,250,000, $132,000 and $293,000 of service revenue, respectively. For multi-element agreements where the Company provides these services, vendor specific objective evidence exists to allocate the total fee to the elements of the agreement.

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

     Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment. Deferred revenue also includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period, which totaled $7,054,583 and $8,080,168 at October 31, 2001 and January 31, 2001, respectively.

5. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The translation adjustment is the only element of comprehensive income (loss) incurred by the Company other than the net loss. The components of comprehensive income (loss) for the three and nine months ended October 31, 2001 and 2000 are as follows:

                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                         OCTOBER 31,              OCTOBER 31,
                                     2001         2000         2001         2000
                                   --------     --------     --------     --------
Comprehensive loss:
  Net loss                         $ (3,835)    $ (5,125)    $(10,565)    $(18,002)

  Other comprehensive (loss) -
    Foreign currency adjustment          (7)         (28)         (13)         (53)
                                   --------     --------     --------     --------

    Comprehensive loss             $ (3,842)    $ (5,153)    $(10,578)    $(18,055)
                                   ========     ========     ========     ========

6. NET LOSS PER SHARE

     Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period. Weighted average shares outstanding excludes unvested shares of restricted common stock of 57,609 and 314,321 as of October 31, 2001 and 2000, respectively. Basic and diluted net loss per share are the same, as outstanding common stock options are antidilutive because the Company has recorded a net loss for all periods presented. Common stock options totaling 2,563,314 and 1,320,129 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended October 31, 2001 and 2000, respectively. Warrants to purchase 60,606 shares of common stock outstanding at October 31, 2000, have also been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended October 31, 2000.

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

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

OVERVIEW

     We commenced operations in January 1998, and until March 1999, devoted substantially all of our efforts to product development, establishing a course content developer and supplier base, and building a direct sales and support organization in the United States and a business application and network infrastructure to support future growth. Since March 1999, we have devoted substantial resources to sales and marketing activities as well as to continued product development, and have recorded revenue, although we are not yet profitable. We had an accumulated deficit of $64.6 million as of October 31, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2001 VERSUS THREE MONTHS ENDED OCTOBER 31, 2000

     Revenue increased $5.7 million, or 102%, to $11.2 million in the three months ended October 31, 2001 from $5.5 million in the three months ended October 31, 2000. This increase was due primarily to new customers, and, to a lesser extent, to continuing revenue from our existing customers. While our standard pricing matrix increased 15% on May 1, 2001, this increase did not have a material effect on revenue in the three months ended October 31, 2001.

     Cost of revenue increased $155,000, or 37%, to $579,000 in the three months ended October 31, 2001 from $424,000 in the three months ended October 31, 2000 due to our increased revenue. Cost of revenue as a percentage of total revenue decreased to 5% in the three months ended October 31, 2001 from 8% in the three months ended October 31, 2000. This decrease as a percentage of revenue was primarily due to the spreading of these costs of revenue, many of which are fixed, over a significantly larger revenue base.

     Research and development expenses increased $2.5 million, or 73%, to $6.1 million in the three months ended October 31, 2001 from $3.6 million in the three months ended October 31, 2000. Research and development expenses as a percentage of total revenue decreased to 55% in the three months ended October 31, 2001 from 64% in the three months ended October 31, 2000. Research and development expenses, excluding a purchase of partially developed courseware from an IT company in October 2001, did not increase significantly from $3.6 million in the three months ended October 31, 2000. Excluding this purchase, research and development expenses as a percentage of total revenue decreased to 33% in the three months ended October 31, 2001 from 64% in the three months ended October 31, 2000. Research and development expenses increased due primarily to increased personnel costs. Since our strategy includes offering the largest library of critical business skill (soft skills) courses in the industry, we believe that a significant investment in research and development is necessary to remain competitive, and we therefore expect research and development expenses in absolute dollars to continue to increase.

     Selling and marketing expenses increased $1.4 million, or 25%, to $7.0 million in the three months ended October 31, 2001 from $5.6 million in the three months ended October 31, 2000. Selling and marketing expenses as a percentage of total revenue decreased to 63% in the three months ended October 31, 2001 from 101% in the three months ended October 31, 2000. Selling and marketing expenses increased due to increased personnel and commission costs. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses in absolute dollars to continue to increase.

     General and administrative expenses increased $428,000, or 29%, to $1.9 million in the three months ended October 31, 2001 from $1.5 million in the three months ended October 31, 2000. General and administrative expenses as a percentage of total revenue decreased to 17% in the three months ended October 31, 2001 from 27% in the three months ended October 31, 2000. General and administrative expenses increased primarily due to increased personnel expenses, general legal costs, and, in part, due to increased legal fees relating to the NETg litigation amounting to approximately $500,000 in the three months ended October 31, 2001 and $300,000 in the three months ended October 31, 2000. We anticipate that general and administrative expenses will continue to increase in absolute dollars due to increases in information services and additional personnel.

     Stock-based compensation expense decreased $11,000 or 6%, to $184,000 in the three months ended October 31, 2001 from $195,000 in the three months ended October 31, 2000. The expense was primarily the result of amortization of deferred compensation resulting from granting stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock during the fiscal year ended January 31, 2000.

     Interest income increased $188,000 to $754,000 in the three months ended October 31, 2001 from $566,000 in the three months ended October 31, 2000. This increase was primarily due to the higher cash and short-term investment balances.

NINE MONTHS ENDED OCTOBER 31, 2001 VERSUS NINE MONTHS ENDED OCTOBER 31, 2000

     Revenue increased $17.8 million, or 158%, to $29.0 million in the nine months ended October 31, 2001 from $11.2 million in the nine months ended October 31, 2000. This increase was due primarily to new customers, and, to a lesser extent, to continuing revenue from our existing customers. While our standard pricing matrix increased 15% on May 1, 2001, this increase did not have a material effect on revenue in the nine months ended October 31, 2001.

     Cost of revenue increased $663,000, or 68%, to $1.6 million in the nine months ended October 31, 2001 from $981,000 in the nine months ended October 31, 2000 due to our increased revenue. Cost of revenue as a percentage of total revenue decreased to 6% in the nine months ended October 31, 2001 from 9% in the nine months ended October 31, 2000. This decrease as a percentage of revenue was primarily due to the spreading of these costs of revenue, many of which are fixed, over a significantly larger revenue base.

     Research and development expenses increased $3.1 million, or 29%, to $13.5 million in the nine months ended October 31, 2001 from $10.4 million in the nine months ended October 31, 2000. Research and development expenses as a percentage of total revenue decreased to 46% in the nine months ended October 31, 2001 from 93% in the nine months ended October 31, 2000. Research and development expenses, excluding a purchase of partially developed courseware from an IT company in October 2001, increased $550,000, or 5%, to $11.0 million in the nine months ended October 31, 2001 from $10.5 million in the nine months ended October 31, 2000. Excluding this purchase, research and development expenses as a percentage of total revenue decreased to 38% in the nine months ended October 31, 2001 from 93% in the nine months ended October 31, 2000. Research and development expenses increased due primarily to increased personnel costs.

     Selling and marketing expenses increased $5.5 million, or 38%, to $20.1 million in the nine months ended October 31, 2001 from $14.6 million in the nine months ended October 31, 2000. Selling and marketing expenses as a percentage of total revenue decreased to 69% in the nine months ended October 31, 2001 from 130% in the nine months ended October 31, 2000. Selling and marketing expenses increased due to increased personnel and commission costs.

     General and administrative expenses increased $1.0 million, or 25%, to $5.2 million in the nine months ended October 31, 2001 from $4.2 million in the nine months ended October 31, 2000. General and administrative expenses as a percentage of total revenue decreased to 18% in the nine months ended October 31, 2001 from 37% in the nine months ended October 31, 2000. General and administrative expenses increased primarily due to increased personnel expenses, general legal costs, and, in part, due to increased legal fees relating to the NETg litigation amounting to approximately $1.25 million in the nine months ended October 31, 2001 and $1.0 million in the nine months ended October 31, 2000.

     Stock-based compensation expense decreased $33,000 or 6%, to $552,000 in the nine months ended October 31, 2001 from $585,000 in the nine months ended October 31, 2000. The expense was primarily the result of amortization of deferred compensation resulting from granting stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock during the fiscal year ended January 31, 2000.

     Interest income, decreased $160,000 to $1.4 million in the nine months ended October 31, 2001 from $1.5 million in the nine months ended October 31, 2000. This decrease was primarily due to the lower cash and short-term investment balances as well as a lower overall rate of return.

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

     As of October 31, 2001, our principal source of liquidity was our cash and cash equivalents and short term investments, which totaled $74.6 million.

     Net cash used in operating activities was $7.6 million for the nine months ended October 31, 2001, which consisted primarily of a net loss totaling $10.6 million offset by an increase in accrued expenses of $2.5 million. The increase in accrued expenses was primarily due to liability associated with a one time purchase of IT course content and technology.

     Our primary investing activities during the nine months ended October 31, 2001 were purchases of property and equipment, purchases and maturation of short term investments and purchases of long term investments. Property and equipment purchases for the nine months ended October 31, 2001 and 2000 were approximately $1.6 million and $0.9 million, respectively. Purchases and maturation of short term investments generated a net cash outflow of approximately $18.1 million in nine months ended October 31, 2001 compared to a net cash outflow of approximately $6.9 million in nine months ended October 31, 2000. Purchases of long-term investments generated a net cash outflow of approximately $13.0 million in the nine months ended October 31, 2001.

     Cash provided by financing activities was approximately $72.9 million and $42.6 million for the nine months ended October 31, 2001 and 2000, respectively. For the nine months ended October 31, 2001, this consisted of the net proceeds from the sale of common stock in the secondary offering of approximately $72.0 million and $0.9 million from the exercise of stock options. For the nine-months ended October 31, 2000, this consisted primarily of net proceeds from the sale of common stock in the initial public offering of approximately $45.1 million and proceeds from the sale of common stock to Spherion Corporation (formerly Interim Services, Inc.) of $2.0 million, partially offset by the repayment of $4.5 million under our credit line with Greyrock Capital.

     Working capital was approximately $ 67.0 million and $22.1 million as of October 31, 2001 and 2000, respectively. Total assets were approximately $104.2 million and $32.8 million as of October 31, 2001 and 2000, respectively. These increases were primarily attributable to the proceeds from our public offering, partially offset by the funding of operations.

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

     FUTURE OPERATING RESULTS

WE HAVE NOT YET ACHIEVED PROFITABILITY AND WE MAY NOT BE ABLE TO DO SO IN THE FUTURE, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

     Since we began operations in January 1998, we have incurred losses in every fiscal period. Our accumulated deficit through the quarter ended October 31, 2001 was $64.6 million. While we expect to attain profitability in the fiscal quarter ending January 31, 2002 there can be no assurance we will achieve this. If we are not profitable in the quarter ended January 31, 2002, the market price of our common stock may be adversely affected. We expect to continue to incur significant expenses, particularly in sales and marketing, in an effort to develop our business. As a result, we will need to generate significant revenue to achieve and maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     In addition, these cases, regardless of their outcome, will continue to result in significant expenses in defending the lawsuits. Our legal expenses related to the defense of these lawsuits totaled approximately $1.9 million in the fiscal year ended January 31, 2000, $1.4 million in the fiscal year ended January 31, 2001 and $1.25 million for the nine months ended October 31, 2001. Moreover, these lawsuits may divert the efforts and attention of our management team from normal business operations.

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

THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY CONTINUE TO DO SO

     Our common stock price has fluctuated significantly since our initial public offering on February 1, 2000. For example, the closing price of our common stock on The Nasdaq National Market decreased from $30.000 on March 29, 2000 to $11.75 on April 17, 2000; increased from $8.81 on June 12, 2000 to $18.50 on July 20, 2000; decreased from $21.62 on November 15, 2000 to $11.75 on December 20, 2000; and increased from $11.75 on December 20, 2000 to $19.50 on December 28, 2000. While much of the fluctuation in our common stock price may be due to our business and financial performance, we believe that these fluctuations are also due in large part to fluctuations in the stock market in general based on factors not directly related to our performance, such as general economic conditions or prevailing interest rates. As a result of these fluctuations in the price of our common stock, it is difficult to predict what the price of our common stock will be at any point in the future, and you may not be able to sell your common stock at or above the price that you paid for it.

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

  ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of October 31, 2001, SkillSoft did not use derivative financial instruments for speculative or trading purposes.

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

     NETg maintains that the trade secrets allegedly misappropriated by the other defendants and us, include, among other things:

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

     On April 17, 2001, we filed a request for reexamination of the patent in suit with the United States Patent and Trademark Office. On April 18, 2001, we filed a motion to stay NETg's patent infringement action currently in the United States District Court for the Northern District of Illinois, pending resolution of our request for reexamination. The court entered an order on May 11, 2001, staying the proceedings in this case, with certain exceptions, pending resolution of our request to the United States Patent and Trademark Office to reexamine the patentability of the claims of the patent on which NETg bases the lawsuit and any resulting reexamination proceedings. On June 6, 2001, the United States Patent and Trademark Office issued an order granting our request for reexamination of the patent. On July 13, 2001, the court ordered that the stay of the proceedings previously entered be continued and that a status hearing be held in February 2002. On September 10, 2001, the United States Patent and Trademark Office issued a non-final Office Action rejecting all seven claims of the patent.On October 10, 2001, NETg submitted its response, entitled Response to Office Action Pursuant to 37 CFR 1.550(b), in which NETg traversed the rejection of the claims, and requested reconsideration and withdrawal of the rejection of the claims.

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

  ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  Exhibits

          See the Exhibit Index attached hereto.

     (B)  Reports on Form 8-K

          We did not file any reports on Form 8-K during the fiscal quarter ended October 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SKILLSOFT CORPORATION
                                               (Registrant)

                                               By: /s/ Thomas J. McDonald
                                                  ------------------------------
                                                  Thomas J. McDonald, Chief
                                                  Financial Officer

Date: December 14, 2001

                                 EXHIBIT INDEX


None.