Form 10-K
period 2002-01-31
SKILLSOFT CORP
filed 2002-04-26
CIK 1094451

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JANUARY 31, 2002




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

     The approximate aggregate market value of Common Stock held by non-affiliates of the registrant as of March 31, 2002 was $226,807,298.

     On March 31, 2002, the registrant had outstanding 17,377,388 shares of Common Stock, $.001 par value per share.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file with the Securities and Exchange Commission a definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on June 13, 2002. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

                             SKILLSOFT CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I

Item 1.    Business....................................................    1
Item 2.    Properties..................................................   12
Item 3.    Legal Proceedings...........................................   12
Item 4.    Submission of Matters to a Vote of Security Holders.........   14

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   15
Item 6.    Selected Financial Data.....................................   16
           Management's Discussion and Analysis of Financial Condition
Item 7.    and Results of Operations...................................   16
Item 8.    Financial Statements and Supplementary Data.................   30
           Changes in and Disagreements with Accountants on Accounting
Item 9.    and Financial Disclosure....................................   30

PART III

Item 10.   Directors and Executive Officers of the Registrant..........   30
Item 11.   Executive Compensation......................................   30
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   30
Item 13.   Certain Relationships and Related Transactions..............   30

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   30

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

     As used in this Form 10-K, "we", "us", "our" and "SkillSoft" refer to SkillSoft Corporation and its subsidiaries.

ITEM 1.  BUSINESS

GENERAL

     We are a global provider of comprehensive e-Learning solutions to large businesses and governmental organizations. We focus on a variety of professional effectiveness and business topics (commonly called "soft skills" or "business skills") that we believe represent the most critical skills required of employees in increasingly dynamic and complex work environments. Our solutions are designed to address training issues that support our customers' business objectives and to provide a system of continuous support to working employees. Our solutions are based on open standards Web technologies and flexible, low bandwidth architecture, enabling users to access the material they need, with the specificity or breadth that they require, anytime or anywhere that they may need it.

     We provide our customers with a comprehensive offering of Web-based training courses and integrated performance support tools (or e-Learning solutions). Our library encompasses a wide array of professional effectiveness skills, such as management, leadership, communication, project management and customer service, as well as business topics such as finance, marketing, sales and strategic planning. All of our content is developed within our object-oriented architecture and organized into flexible learning objects that can be immediately drawn upon collectively or individually. Our total library consists of over 1,200 courses (including SkillSimulations(TM) and translated and localized versions), representing over 3,300 hours of content and over 12,000 learning objects. We develop most of our courses in cooperation with outside organizations that assemble our courses using our proprietary Web-based tool set, often using their own subject matter experts.

     We recently purchased partially developed technology and courseware from a privately held information technology (IT) product line company. Once the IT course content is fully repurposed onto our architecture, we will offer over 300 hours of instruction, predominately in the desktop and Web developer areas, with full functionality on our SkillPort personalization and learner management system.

     In December 2001, we acquired Books24x7.com, Inc. Founded in 1994, Books24x7.com is recognized as a leading provider of referenceware solutions offering subscription clients detailed online searches to more than 1,700 unabridged IT and business books. Referenceware solutions are Web-based applications that enable users to access fully searchable, collaborative and personalizable libraries of professional reference content in areas such as IT, business and common office applications. Books24x7.com's patent-pending technology platform gives users the ability to perform multi-tier searches of its referenceware lines: ITPro, BusinessPro and OfficeEssentials. In addition, Books24x7.com provides the three critical components required for a successful referenceware solution:

     - a proven XML-based technology platform backed by professional implementation services;

     - premium, trusted content from more than 65 publishers; and

     - a superior business model designed to provide customers maximum content value per dollar invested.

     The operations of our Books24x7.com Group are based in Norwood, Massachusetts.

BACKGROUND

     The corporate training market is large and growing. We believe that a substantial majority of the corporate training market is comprised of soft skills and IT skills training. We believe that the growth in corporate training in general and soft skills training in particular is being driven by:

     - the evolution of our economy to a service-based and knowledge-based economy, in which the skills of the workforce often represent the most important corporate assets;

     - the increasing recognition by businesses that it is imperative to continually improve the skills of their employees in order to remain competitive;

     - the rapidly evolving business environment, which necessitates continual training and education of the employee base; and

     - the increased competition in today's economy for skilled employees and the recognition that effective training can be used to recruit and retain employees.

     Although corporate training has historically been dominated by traditional classroom instruction, e-Learning solutions are rapidly changing the manner in which corporations improve the skills of their workforce. By providing real-time accessibility and user-focused specificity, we believe that e-Learning is changing the training and education process from a distinct event -- often off-site and limited in scope -- to a process of continuous learning for employees. Given the rising needs for training in increasingly complex working environments, we believe that properly designed and deployed e-Learning solutions can effectively address the needs of companies seeking to provide comprehensive, enterprise-wide training.

     We believe that e-Learning solutions present a significant opportunity for corporations to effectively train and support their workforce. Like traditional technology-based training solutions, such as CD-ROMs and client/server applications, e-Learning solutions alleviate the inefficiencies associated with classroom training, including travel costs, scheduling difficulties and the opportunity costs of employees' time. In addition, however, e-Learning provides benefits beyond other technology-based training methods that make it more flexible, effective and cost-efficient. For example, e-Learning solutions provide more timely and simplified deployment, the flexibility of self-directed and personalized learning, improved ease of use, and enhanced product/user support and administrative functionality. Furthermore, through the use of object-oriented database technologies, e-Learning solutions provide access to content anytime, anywhere and in the exact amount required.

PRODUCTS

  PRODUCT LIBRARY OVERVIEW

     With over 1200 courses across 21 major curricula, we are an industry leader in e-Learning content solutions for today's critical business skills. Through our focus on business skills and our track record in fast and effective execution, we are delivering e-Learning content that excels in terms of depth, breadth, up-to-date relevance, interactive learning design and Web deployment flexibility. With the addition of Books24x7.com professional referenceware, we offer users over 1,900 IT and business titles from 65 of the world's best known publishers. Similarly, we have recently added 300 hours of IT content to address the growing need for desktop applications and Web developer skills, which we plan to offer in the second half of the fiscal year ending January 31, 2003. Together, these e-Learning components offer organizations an array of options based on user preferences -- whether students need to immerse themselves in the subject matter or they need to quickly reference content for five to ten minutes of on-the-job performance support.

  CRITICAL BUSINESS SKILLS COURSEWARE AND SIMULATIONS

     Our comprehensive library of e-Learning courses and learning objects encompasses a wide array of professional effectiveness skills and business topics. As of January 31, 2002, our library included 1,220 course offerings (consisting of 621 course titles and SkillSimulations and 599 localized or translated courses) which are divided into two categories: Professional Effectiveness and Business Expertise. Within these categories, we offer courses on the following curricula:

PROFESSIONAL EFFECTIVENESS                    BUSINESS EXPERTISE
Management                                    Finance
Leadership                                    Marketing
Team Building                                 Sales
Communication                                 Strategic Planning
Personal Development                          Human Resources
Customer Service                              Knowledge Management
Project Management                            Operations
e-Learning                                    e-Business
                                              Industry Foundations
                                              Financial Services
                                              Administrative Support
                                              Business Law

     Each of these curricula typically includes several series of courses. For example, within the Project Management curriculum are series entitled "Professional Project Management," "Advanced Risk Assessment for Project Management" and "Project Scope Management." Each series is, in turn, comprised of three to eight individual courses, which are generally two to three hours in length. Courses cover a number of different lessons, and each lesson encompasses a number of different topics. All of our courses are organized in a modular format, allowing users to take the entire course, or only those portions of the course that are relevant to them.

     Some of our business skills courses are available in up to ten different languages including Italian, Japanese, Mandarin Chinese and Latin American Spanish. Over 250 of our courses have been localized for use in the United Kingdom. During the coming year, we plan to expand our localization efforts to include Germany and France.

  BOOKS24X7.COM GROUP

     Our Books24x7.com Group offers several core, topically organized referenceware products drawing upon leading professional reference books, journals, research reports and documentation. Its Web-based platform enables users to browse, read, search, and collaborate without plug-ins. Each product can also be customized with proprietary content hosted and securely delivered by Books24x7.com.

          ITPRO COLLECTION is geared toward technology professionals including developers, network administrators, technology executives, information services managers and technical support representatives. This collection contains over 50 IT publishers including industry leaders such as Coriolis, Element K Journals, Giga, McGraw-Hill, Microsoft Press, MIT Press, Osborne, Sybex and Wiley.

          BUSINESSPRO COLLECTION is geared toward professionals whose role requires exercising critical business judgment. This collection contains over 30 business skills and professional development publishers including industry leaders such as Amacom, ASTD, Berrett-Koehler, Harvard Business School Press, Jossey-Bass, Oxford University and Wiley.

          OFFICEESSENTIALS COLLECTION is a specialty collection geared toward non-technical users who require occasional real-time assistance with common office applications. This collection contains award winning content, including the Dummies(TM) series, is written in a comfortable, easy-to-understand tone and can be deployed to desktops to relieve Help Desk congestion, or provided as an end-user "safety-net" during migration to new platforms such as Windows 2K or XP.

  IT SKILLS COURSEWARE

     In March 2002, we began delivering some of our IT content to the global business market with significant strengths in terms of relevance, interactive learning design and Web deployment flexibility. We plan to offer the balance of our IT content in the second half of the fiscal year ending January 31, 2003. Our IT content is focused in the areas of desktop applications and Web developer tools covering series such as Microsoft Office applications, Microsoft Windows, XML, Java 2, Microsoft C++, and Microsoft ASP 3.0 training. In addition, many of the desktop and Web developer courses have been developed according to objectives and guidelines of accepted Certification Programs. Our IT skills instruction is designed to encourage and prompt frequent user interaction with the course content. We maintain courseware integrity and effectiveness by offering a balance of instructional text, practice exercises, and quizzes.

     In addition, our IT courses offer both guided and non-guided practice. After completing guided simulation exercises within the courseware, course users are afforded the opportunity to practice on their own in a particular live software application or live software development environment. Our view is that in order for an IT e-Learning experience to truly deliver new skills, once the course experience is complete, the users must be confident that they can effectively use the application without guidance.

  THE SKILLSOFT INSTRUCTIONAL DESIGN MODEL

     Our Instructional Design model is based primarily on the concepts of performance-oriented instruction, mastery and the sequencing of instructional activities and strategies. The model draws heavily from adult learning principles that emphasize learner initiative, self-management and experiential learning. The design of each SkillSoft course starts with the definition of user-focused performance objectives and then proceeds to the selection and implementation of instructional strategies and learning activities appropriate for those objectives. Frequent practice questions or exercises along with assessments measure users' achievement of those objectives. This robust, yet flexible, design methodology creates an instructionally sound framework for the design and development of highly interactive, engaging and instructionally effective courses -- regardless of the content focus or level of learning.

     Our Instructional Design model is intended to meet the challenge of creating effective and engaging instruction within the real-world constraints of the Web and our corporate customers' global computer networks. Our design, development and quality assurance standards and processes are all geared toward insuring each course meets our expectations for the best instruction possible.

     Each course in our library includes:

     - learning outcomes specified by performance goals and objectives;

     - content and learning activities based on specified objectives;

     - assessment based on the knowledge and skills specified in the objectives;

     - pre-assessment to evaluate knowledge prior to instruction;

     - post-assessment, called Mastery, to evaluate knowledge after instruction;

     - instructional strategies and multimedia elements tailored to the specific course content;

     - instructional strategies appropriate for the content and learning level, such as examples, behavior modeling and simulation; and

     - levels of learning appropriate for the content and the target audience.

     The theories and principles embedded within our Instructional Design model are actualized via:

     - friendly, intuitive graphical user interface;

     - course structure and interface that supports self-paced, user-controlled instruction;

     - unlimited access to instruction and mastery assessments;

     - standardized templates to create unified and predictable functionality;

     - rich variety of presentation, practice, and assessment templates supporting high levels of user interactivity and engagement; and

     - standardized, yet flexible, flow of instruction.

     Starting from this set of common elements and attributes, our courses then include the instructional strategies most suitable for the content and specified objectives. For instance, the approach to teaching communication skills is different from the approach to teaching finance or accounting skills and the strategies used to teach these two business content areas differ from those used to teach computer and software skills.

  LEARNING DESIGN FOR BUSINESS SKILLS

     Our courses cover a broad range of business and professional effectiveness curriculum areas. Some are very straightforward, such as finance; others are "softer", or more behavioral, such as communication skills, calling for a different set of instructional presentation and practice strategies. In addition, we have a strong commitment to reach the highest possible levels of learning in each course -- including as much application and analysis level as possible supported by strong foundational learning at the knowledge and comprehension levels.

     The key instructional features and strategies in our business skills courses are:

     ROLEPLAY(TM) EXERCISES -- RolePlay exercises present users with realistic interactive simulations of everyday workplace scenarios. RolePlay exercises have multiple possible outcomes based on users' responses to the simulation's interactions. When integrated into course topics, RolePlay exercises allow users to freely explore the impact of handling realistic work situations in different ways. At any time during a RolePlay exercise, the user can explore alternative responses to see the impact of those choices. This user-driven exploration is key to real learning. People learn as much, or more, from their mistakes as from the things they do correctly. RolePlay brings this principle home to e-Learning. With over 1,000 RolePlay simulations integrated into our courseware library, we are an industry leader in delivering simulation-enriched e-Learning solutions.

     AUDIO-ENABLED LEARNING -- Another key feature in our business skills instruction is audio-enabled learning. This feature, which can easily be turned on or off based on user preference, greatly enhances engagement and retention for many users. Audio can be especially key to the instructional effectiveness of behavior modeling, RolePlay exercises and SkillSimulations.

     SIMULATED DIALOGS -- The ability to observe behaviors and their outcomes (positive and negative) is a key strategy for teaching professional and behavioral skills. The simulated dialog strategy gives users an opportunity to observe and listen to the conversations of two or more people. The inclusion of "character" audio enhances the emotional and tonal qualities of the conversation, while the varying facial expressions and body language offer another layer of interpretation. These features, combined with the spoken words of the characters, provide realistic vignettes or scenarios in which varying aspects of a behavioral skill can be presented.

     CASE STUDIES -- A case study strategy describes a complex situation, often in the form of a story, and then asks the user to explore its characteristics and possible resolutions. Complexity is the primary difference between case studies and examples that can be easily presented and practiced through other types of strategies, such as multiple choice and matching. Case studies are used to achieve learning at the application and analysis levels and to present examples of content within appropriate business contexts.

     ANIMATIONS -- Animations are an important extension of our leading visual design. We use animations when movement is an important part of the teaching point and when the content requires that the user's eye be drawn to a specific area of the screen. Examples of content areas where animations can enhance learning effectiveness include instruction on process and dataflow diagrams, hierarchical and dependency relationships and changes in state or perspective. Our animations, as is true with all our courses and simulation products, require no plug-in technologies or special servers to deliver.

     ONLINE JOB AIDS -- Our courses include online job aids that help transfer newly learned skills back to the job or serve as a "refresher" course on a previously learned skill. Our job aids are courseware "take-aways" that can be used as-is, or tailored to meet a user's needs. Each job aid can easily be edited to reflect a user's organization-specific information, and users can add organization-specific job aids that they have independently developed.

     LEARNING AIDS -- Learning aids are tools or documents used in support of course content presentation and practice. They are designed to support specific course context or content, and, therefore, are not available for use outside of the course. Learning aids could appear as worksheets (interactive or passive), reference documents too large to include in a standard template, complex charts or graphs or a variety of other formats. Only the content and the chosen instructional strategies limit the variations.

     ACCELERATED PATH(TM) -- This feature lets users demonstrate content proficiency prior to instruction. Based on users' assessment results, our courses provide guidance to the users to help them bypass content that they already know. With employee time away from the job widely recognized as the dominant expense in any business training effort, the savings offered by Accelerated Path can be very compelling.

     SKILLSIMULATIONS -- SkillSimulations are instructional tools that extend the learning advantages of RolePlay into larger, more complex e-Learning experiences. SkillSimulations are expanded business simulations designed to give users an opportunity to practice new skills in realistic work situations. Each SkillSimulation, typically 20-to-40 minutes in duration, provides users with an opportunity to practice multiple courses within a SkillSoft series. Users practice these skills by navigating through different scenarios in which they encounter a variety of business problems. As in real life, users have the opportunity to select different courses of action, and the scenario unfolds according to the user's choice of actions. Events such as telephone calls, meetings and interruptions add to the reality of each scenario.

     SkillSimulations, with integrated links to their corresponding SkillSoft course series, provide a powerful learning experience that allows the user to immediately apply newly gained knowledge to challenging business situations. This results in engaging learning experiences and real skill transfer.

  LEARNING DESIGN FOR IT SKILLS

     Our library of IT courses is currently divided into two curriculum areas: desktop applications and Web developer applications. These courses focus on teaching users how to use the features and functions of software applications, Web development tools and programming languages. When appropriate, the courses also cover concepts vital to understanding why, when, or how specific functions or procedures are used.

     Like our business skills courses, the instructional strategies chosen for use in an IT course are largely dependent on the course content and objectives. Learning the use or function of buttons, menu items and other familiar software elements is largely a knowledge and comprehension task. Learning the steps to complete a specific task is very procedural and best achieved via observation, followed by practice, with varying degrees of guidance, feedback and support. In support of these and other IT-related learning goals, our IT courses include static and interactive explanations, step-by-step demonstrations of how to perform specific procedures, guided practice activities, and sample coding solutions. Most importantly, our IT courses also include reinforcing optional practice activities designed to be used by the course user in the "real" or "live" software application environment. Topic-level quiz questions and the inclusion of mastery assessments at the end of each course are designed to further reinforce the learning. Pre-assessments are also available to help users gauge their level of knowledge prior to starting the instruction.

     The key instructional features and strategies in the IT skill courses are:

     INTERACTIVE GRAPHICS -- Our IT courses use a variety of interactive graphics to present and explain software features and functions, such as buttons, menu items, coding or tagging parameters, and syntax. This strategy is also an effective method to break down complex concepts into smaller, graphically represented parts, or to separate lines of code into smaller sections. Clicking or selecting each of these graphically portrayed "parts" produces additional information or explanation about that specific part.

     DEMOS -- We believe one of the best ways to start learning a new skill or procedure is to simply watch someone else do it. "Demos" in our IT courses are automated demonstrations of software procedures and tasks. Most typically, the demonstration will divide the procedure or task into specific steps and then sequentially "show" those steps to the user. As the Demo moves from one step to the next, a simulated representation of the software shows what happens next and additional text explains what is happening. Demos are usually the first layer in a series of presentation and practice activities.

     INTERACTIVE EXERCISES -- There are several types of interactive exercises used in our IT courses. TRYITS are guided interactive exercises. The user is prompted to perform each step in a procedure, or supply lines of code that build upon themselves to achieve a specified end result. After each step is successfully completed, the simulation presents instructions on what to do next. Layers of feedback and the ability to try again vary from course to course, depending on the content and the instructional intent. This type of interactive exercise includes a "Reset" button that allows users to clear the exercise and start over as many times as they like.

     The USEIT exercise is an interactive problem-solving activity. Each UseIt presents a problem to solve or task to complete, along with general directions. If users require more support, they can click a "Hint" button to see more detailed instructions. After completing the exercise, users click a "Submit" button to receive feedback. If the answer is correct, the user is prompted to move forward with the instruction. Incorrect answers result in corrective feedback and multiple chances to try again. After three incorrect attempts, the correct answer is automatically provided in the feedback. In more complex content, some UseIts contain a "View" button that reveals additional information about the solution.

     More standard kinds of questions -- labeled with QUIZ or REINFORCEIT icons -- are scattered throughout the instructional topics to assess user understanding of key course content. Questions are presented in multiple choice, matching and text entry formats, and are accompanied by reinforcing or corrective feedback.

     SKILLCHECKS AND OPTIONAL PRACTICE EXERCISES -- These learning activities are designed to provide the user with an opportunity to apply new knowledge and skills within a "real" or "live" software application environment. They usually appear as the last topic in a lesson, or as a closing exercise in the last topic of a lesson. Both types of exercises typically build on skills practiced previously in the course and are designed to cover multiple learning objectives. After completing a series of these activities, users will have a set of documents or products demonstrating proficiency with the skills taught by the course.

  WEB-BASED ARCHITECTURE AND DEPLOYMENT

     Our Web-based architecture and deployment strategy enables us to provide a number of features to support users in their learning. Examples include:

     - SkillPort(TM), which is a Web-based software application that permits course users to access a wide variety of learning resources over the Web. SkillPort includes personalization tools for assessing a user's learning requirements and creating and managing individualized learning goals and plans. Through SkillPort, course users can find thousands of SkillBrief articles and books that build upon our existing library of courses. Users can also join an online learning community where they can share questions and ideas in discussion groups. Our advanced modular architecture also helps corporate customers achieve greater learning impact and cost-effectiveness by giving them flexibility in selecting only those SkillPort modules most appropriate to their enterprise learning goals.

     - Search-and-Learn(TM) technology, a key component of SkillPort, which adapts search engine technologies to the object-oriented nature of our content architecture. Using Search-and-Learn technology, users can perform keyword-based, intelligent searches covering their company's entire library of licensed SkillSoft courses. Our software presents them with a list of the specific courses, topics, Online Job Aids and SkillBrief articles that match their identified training needs, enabling them to directly access that information -- when and where they need it. This intelligent search capability is designed to locate the relevant sections of course content rather than every mention of the word in any course.

     - SkillBriefs, which are one-page summaries of over 3,000 topics, offer on-the-job performance support. They can be used while taking a course, as a 5-minute learning event or anytime a student needs a refresher.

     - Course Customizing Toolkit, which offers a simple and comprehensive method of individually customizing our courses by organizing specific content and examples, or combining topics or learning objects from different courses using a user-friendly template.

     - Assistive Technology Support, which is designed to address the requirements of Section 508 of the Rehabilitation Act of 1973, which provides that as of June 2001, computer software applications purchased or developed by federal agencies must be designed for accessibility by people who are blind, deaf or have poor motor skills. We have aggressively worked to adapt our online business skills courseware to meet the requirements established by Section 508. This development work is in keeping with our general corporate philosophy to help organizations "democratize" training and give all employees accessibility to training and development opportunities anywhere, anytime. Our US English Business Skills courseware now provides any user in a government or commercial organization with sight, hearing and/or mobility limitations, equal access to our courses through the use of assistive technologies such as screen readers.

     Our products incorporate the latest Web technologies that we believe substantially improve our product performance. Our courses and support tools are developed using cross-platform technologies such as HTML, XML, ColdFusion, Java and JavaScript. Our products employ advanced compression and database management techniques, which allow our products to deliver high-quality performance within our customers' bandwidth constraints. This enables us to provide our e-Learning solutions to all users, not just those with the most powerful computers, quickest modems and highest resolution monitors.

     We also offer a fully hosted Application Service Provider (ASP) model as a deployment option for companies who prefer to have users access its courses from SkillSoft-managed servers via the internet rather than host the courses on their own intranet. For many customers, this option can significantly simplify and shorten the implementation process.

  COURSE CONTENT AND DEVELOPMENT

     We develop most of our business skills courses in cooperation with outside organizations that provide content and assemble the courses. We generally work with three to six outside developers. These organizations assemble courses using our course development toolkit and following our Instructional Design model. The content for these courses is supplied either by us, by other companies from which we have licensed content, or by the developer, based on an outline jointly defined by us and the developer. The course development process is a collaborative exercise between our outside developers and us. Our developers develop anywhere from five to 50 courses annually, at a set price per course.

     Our course development software tools are a key element of our business strategy. By requiring that our content providers use our toolkit rather than commercially available authoring and development software, we ensure that all our courses -- even those being developed by different content providers -- incorporate our Instructional Design model, our "look-and-feel" standards and the Web-based deployment features that we require in our courses. This toolkit also enables our content providers to develop courses more quickly, which improves our speed-to-market and lowers our course development costs. Our content partners cannot use our toolkit to design content for any other customers or competitors. Owning our course development toolkit technology also enables us to enhance our toolkit whenever and however we see fit as we respond to large customer opportunities, potential competitive threats and changing market conditions.

     The content for our referenceware is licensed exclusively from third party publishers.

  PRODUCT PRICING

     The pricing for our courses varies based upon the number of course titles licensed by a customer, the number of users within the customer's organization and the length of the license agreement (generally one, two or three years). Our license agreements permit customers to exchange course titles, generally on the contract anniversary date. Some product features, such as SkillPort, the Course Customizing Toolkit, and ASP hosting, are separately licensed for an additional fee. A referenceware license gives users access to the full library within one or more collections (ITPro, BusinessPro and OfficeEssentials) from our Books24x7.com Group. The pricing for our referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

SERVICES AND SUPPORT

     We offer a broad range of support and services to our customers through our professional services organization. We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation, customer satisfaction and continued revenue growth.

     Installation support. We have application engineers available to assist customers with the installation of our products. These engineers test the software and courses within the customer's network to ensure that they run successfully both on the network and at employees' computers.

     Implementation consulting. We employ implementation consultants to assist customers in planning and implementing their training programs. These individuals offer expertise in establishing training success criteria, planning internal marketing programs and communicating with course users. These implementation consultants work in close coordination with our application engineers and sales representatives and are an important component of our efforts to monitor and ensure customer satisfaction.

     Technical support. We also provide telephone support to our customers through our technical support engineers. They are available to assist customers seven days per week, 24 hours per day.

     Given the nature of our product offerings, these services and support do not require significant resources. As of January 31, 2002, our professional services organization consisted of 40 people.

SALES AND MARKETING

     We use a multi-prong sales strategy, consisting of

     - a direct sales force for larger accounts;

     - a telesales force for lead generation; and

     - resellers for small and mid-sized accounts and some international markets.

     We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the contacts and employees of our resellers to address opportunities that may not be cost-effective for us to pursue directly.

     As of January 31, 2002, we employed 130 sales professionals, telesales, and sales management personnel. Each account executive reports to either a regional sales manager or a regional sales vice president who is responsible for revenue growth and expense control for his or her area. We presently employ two regional sales vice presidents in the United States, a Director of Channel Sales and a Vice President/Managing Director of International Sales and Marketing, a Director of Strategic Alliances and a General Manager of Client Services, each of whom reports to our Executive Vice President, Sales and Marketing. Our sales professionals have significant sales experience, as well as extensive contacts at the corporate customers that we target. The sales process for an initial sale to a large customer typically ranges from three to 12 months and often involves a coordinated effort among a number of groups within our organization.

     We use sophisticated salesforce automation software to track each prospect and customer through a sales cycle covering the following seven stages: prospect, qualify, discovery, evaluation, proposal, negotiate and close. Each step of the sales cycle has certain exit criteria that must be satisfied before the prospect can progress to the next stage. Our senior sales executives hold review meetings once each quarter with our regional sales vice presidents and their account executives to assess their 90-day forecast, 120-day pipeline development and longer term territory strategy. Our regional sales vice presidents, regional sales managers and their account executives typically confer weekly throughout the quarter to review progress toward quarterly goals and longer term business objectives and for coaching sessions.

     Our products are resold by a number of leading education technology vendors.

     For the fiscal year ended January 31, 2002, 12% of our revenue was generated outside the United States. We opened an office in the United Kingdom in September, 1999, which serves as the hub of our international operations. We also opened an office in Sydney, Australia in February 2000. We employ a direct sales force in the United Kingdom and Australia but our strategy is to address other international markets -- such as continental Europe and the Far
East -- primarily through resellers.

     Our marketing organization utilizes a variety of programs to support our sales team. As of January 31, 2002, our marketing organization consisted of 13 employees. Our marketing programs include:

     - telemarketing;

     - product and strategy updates with industry analysts;

     - articles in the trade press;

     - public relations activities and speaking engagements;

     - printed promotional materials;

     - promotional materials on our Web site;

     - "roadshow" tours, seminars and trade shows; and

     - quarterly online discussions, using "chat room" technology, on subjects such as the successful implementation of Web-based training programs.

CUSTOMERS

     We market our products primarily to large businesses and governmental organizations. We believe the subject matter of our products has appeal across a wide range of business sectors, including technology, financial services, telecommunications and manufacturing.

     No customer accounted for more than 10% of our revenue for the fiscal year ended January 31, 2002.

PRODUCT DEVELOPMENT

     We devote substantial resources to the development of new and innovative technologies that increase the effectiveness of our courses and that support emerging Web standards. Our future success will depend in part on our ability to anticipate and respond to changes in technologies and customer demands, enhance the technological features of our courses, and develop and introduce new course titles. We are currently in the process of integrating the partially developed technology and courseware that we recently acquired from an IT product line company.

     The content for our courses is supplied by outside parties working in cooperation with our product development personnel. The content for our referenceware products, available from our Books24x7.com Group, is supplied exclusively by third party publishers.

     Our product development efforts are focused primarily on enhancing our Web-based architecture and technologies and our Instructional Design model that underlies the development and structure of all of our courses. Our development personnel also produce our SkillBriefs and SkillSimulations. As of January 31, 2002, we had 93 employees engaged in product development and production activities. We also utilize independent contractors for some product development work. We expect to continue to commit significant resources to research and development in the future. To date, all research and development expenses have been expensed as incurred.

COMPETITION

     The market for corporate education and training products is fragmented and highly competitive. We expect that competition in this market will increase substantially in the future for the following reasons:

     - The expected growth of this market.

     - The low barriers to entry. In particular, we do not believe that proprietary technology is an important competitive factor in this market.

     - Our course content providers are often not prohibited from developing courses on similar topics for other companies, provided that they do not use our toolkit or templates.

     - The fragmented nature of the competitive landscape, including many small competitors in the technology-based segment of the market.

     One source of competition for our products is the internal educational and technological personnel of our potential customers. If an organization decides to use external providers to supply some or all of its training, our principal sources of competition in the corporate education and training market are:

     - Providers of traditional classroom instruction. Many of the companies in this category are attempting to adapt their courses to e-Learning formats suitable for access via Web browsers.

     - Providers of CD-ROM training courses.

     - Suppliers of online corporate education and training courses, including Thomson Learning (through subsidiaries such as NETg, Course Technologies and Drake Beam Morin), SmartForce, Element K and MindLeaders. Our Books24x7.com Group competes with companies such as Safari, a joint venture between Pearson Technology Group and O'Reilly & Associates, which offers aggregated content primarily restricted to its own titles on a subscribe-by-the-book model, and Online Computer Library Center Inc., a non-profit organization (through its netLibrary subsidiary), a provider of e-books on a check-in/check-out basis primarily to libraries.

     We believe that the principal competitive factors in the corporate education and training market include:

     - the breadth and depth of the course content;

     - performance support and other features of the training solution;

     - adaptability, flexibility and scalability of the training products offered;

     - the deployment options offered to customers, in particular, low bandwidth access;

     - customer service and support;

     - price/value relationship;

     - relationships with the customer; and

     - corporate reputation.

     Although we believe that we currently compete favorably with respect to those factors, we may not be able to maintain or improve our competitive position. Many of our current and potential competitors have longer operating histories, greater name recognition and greater financial, technical, sales, marketing, support and other resources than we do. Increased competition may result in lost sales and may force us to lower prices, which would adversely affect our business and financial performance.

PROPRIETARY RIGHTS

     We do not believe that proprietary technology forms an important or valuable part of our business skills and IT skills courseware offerings. We believe that the creative skills of our personnel in developing new products and technologies, our ability to develop and introduce new products rapidly and our responsiveness to customer demands are more important than the availability of legal protections for proprietary rights. We currently have one patent application pending with respect to our Books 24x7.com product offerings.

     We attempt to avoid infringing upon intellectual property and proprietary rights of third parties in our product development efforts. However, we do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If our products violate third-party proprietary rights, we could be liable for substantial damages. In addition, we may be required to reengineer our products or seek to obtain licenses to continue offering the products, and those efforts may not be successful.

     We currently license from Agere Systems, Inc., Macromedia, Inc. (formerly Allaire Corporation) and other third parties some technology -- including data compression technologies and tools for developing Web applications -- and some course content that we incorporate into our products. We also license content for our referenceware from third party publishers. This technology and content may not continue to be available to us on commercially reasonable terms. The loss of this technology or content could result in delays in development and introduction of new products or product enhancements, which could have a material adverse effect on our business and financial performance. Moreover, we may face claims from others that the third-party technology or content incorporated in our products violates proprietary rights held by those claimants. We may also face claims for indemnification from our customers resulting from infringement claims against them based on the incorporation of third-party technology or content in our products. Although we are generally indemnified against such claims, in some cases the scope of that indemnification is limited. Even if we receive broad indemnification, third party indemnitors are not always well capitalized and may not be able to indemnify us in the event of infringement. In addition, such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect our business.

     SkillSoft, SkillPort, RolePlay, Search-and-Learn, e-Learning for the Knowledge Economy, NetUniversity and Accelerated Path are registered trademarks or servicemarks of SkillSoft.

EMPLOYEES

     As of January 31, 2002, we had 314 employees, of whom 143 were engaged in sales and marketing, 93 were engaged in product development, 40 were engaged in customer service and support, two were engaged in product production and 36 were engaged in executive management, finance and administration. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

     Our headquarters are located in an aggregate of 49,183 square feet of office space in Nashua, New Hampshire, of which 23,783 square feet of space is subject to a lease that expires in February 2004 and 25,400 square feet of space is subject to a lease that expires in June 2006. The operations of our Books24x7.com Group are located in 10,137 square feet of office space in Norwood, Massachusetts under a lease that expires in December 2005. We also lease sales offices in the Dallas area, the United Kingdom and Australia and have a development center in Belfast, Northern Ireland. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

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

     - Mr. Moran, Mr. Townsend, Mr. Nine, Mr. Ritze and Mr. Brown breached the conflict of interest policy of NETg's former corporate parent, National Education Corporation, by failing to disclose that Mr. Moran formed and solicited funding for us, that Messrs. Townsend, Nine, Ritze and Brown had employment-related discussions with us, and that Mr. Nine participated in forming and soliciting funding for us, during their employment with NETg;

     - We and Mr. Moran tortiously interfered with NETg's contractual relations with Mr. Townsend, Mr. Nine, Mr. Brown, Mr. Ritze and Ms. Hovis by offering them employment and inducing them to breach their confidentiality and trade secret obligations to NETg;

     - We breached provisions of a license agreement with NETg relating to the use of NETg's software; and

     - Warburg Pincus Ventures, L.P., our largest investor, tortiously interfered with Mr. Moran's and Mr. Nine's fiduciary duty to NETg.

     NETg maintains that the trade secrets allegedly misappropriated by the other defendants and us include, among other things:

     - various aspects of the design and functionality of its education and training software and products;

     - customer lists and information;

     - relationships with service providers; and

     - NETg's soft skills product line business plan.

     The claims seek injunctive relief against us and Messrs. Moran, Nine, Townsend, Brown and Ritze and Ms. Hovis and demand the return, and no future use by us and these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million, exemplary damages in the additional amount of $400 million, additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages of $50 million or such other amount as the court deems just or appropriate. On April 30, 2001, the court denied our motion to dismiss in its entirety and granted Warburg, Pincus Ventures, L.P.'s motion to dismiss claims related to its tortious interference with NETg's prospective economic advantage and unfair competition.

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

     On April 17, 2001, we filed a request for reexamination of the patent in suit with the United States Patent and Trademark Office (the "PTO"). On May 11, 2001, the United States District Court for the Northern District of Illinois entered an order staying the proceedings in NETg's patent infringement action, with certain exceptions, pending resolution of our request to the PTO to reexamine the patentability of the claims of the patent on which NETg bases the lawsuit and any resulting reexamination proceedings. After a series of interim actions by the PTO and filings by the patent owner, on April 10, 2002 the PTO issued an Office Action rejecting all of the claims of the patent. The patent owner has until May 10, 2002 to file with the PTO any response to the final Office Action or a notice of appeal. The federal court patent infringement litigation remains stayed pending resolution of the PTO reexamination proceeding.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF SKILLSOFT

     The executive officers of SkillSoft are as follows:

NAME                            AGE                         POSITION
----                            ---                         --------
Charles E. Moran..............  47    Chairman of the Board, President and Chief Executive
                                      Officer
Thomas J. McDonald............  52    Chief Financial Officer, Vice President, Operations,
                                      Treasurer and Secretary
Mark A. Townsend..............  49    Vice President, Product Development
Jerald A. Nine, Jr............  44    Executive Vice President, Sales and Marketing and
                                      General Manager, Books Division

     Charles E. Moran is a founder of SkillSoft and has served as our Chairman of the Board, President and Chief Executive Officer since January 1998. Before founding SkillSoft, Mr. Moran served as President and Chief Executive Officer of National Education Training Group, Inc. (NETg), a computer-based information technology training company, from May 1995 until November 1997. From July 1994 to May 1995, Mr. Moran was an independent consultant. From October 1993 until July 1994, Mr. Moran served as Chief Financial Officer and Chief Operating Officer of Softdesk, Inc., a developer of computer-assisted design and drafting software.

     Thomas J. McDonald is a founder of SkillSoft and has served as our Chief Financial Officer, Vice President, Operations, Treasurer and Secretary since February 1998. From September 1994 to November 1997, Mr. McDonald served as Chief Financial Officer and Vice President of Operations at NETg. From February 1990 to August 1994, Mr. McDonald served as Chief Financial Officer and Vice President of Bear Automotive. He previously held senior financial and operational positions with SPX Corporation, U.S. Industries and Cenco, Inc.

     Mark A. Townsend is a founder of SkillSoft and has served as our Vice President, Product Development since January 1998. From February 1996 to December 1997, Mr. Townsend served as Vice President of Advanced Technology at NETg. From March 1994 until February 1996, Mr. Townsend served as Vice President of Engineering at Sytron Corporation, a software data storage management company.

     Jerald A. Nine, Jr. is a founder of SkillSoft and has served as our Executive Vice President, Sales and Marketing and General Manager, Books Division since December 2001. From April 1998 to December 2001, Mr. Nine served as Vice President, Worldwide Sales and Marketing. From July 1995 to February 1998, Mr. Nine served as the Vice President of Sales and Marketing at NETg. From September 1992 until July 1995, Mr. Nine served as Vice President of Sales and Marketing at Sytron Corporation.

     There are no family relationships among any of the executive officers.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the Nasdaq National Market under the symbol "SKIL". The following table sets forth, for the periods indicated, the high and low intraday sale prices per share of our common stock as reported on the Nasdaq National Market between February 1, 2000 and January 31, 2002.

QUARTER ENDED                                                  HIGH       LOW
-------------                                                 -------   --------
April 30, 2000..............................................  $33.50    $      9.75
July 31, 2000...............................................   18.875          8.5625
October 31, 2000............................................   21.875         10.125
January 31, 2001............................................   22.00          11.75
April 30, 2001..............................................   28.35          13.63
July 31, 2001...............................................   38.94          26.45
October 31, 2001............................................   36.97          14.19
January 31, 2002............................................   29.64          16.95

     As of March 31, 2002, there were 17,377,388 shares of our common stock issued and outstanding held by approximately 106 holders of record on that date.

     We have not paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the expansion and growth of our business. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that the board deems relevant.

  RECENT SALES OF UNREGISTERED SECURITIES

     On December 28, 2001, we completed our acquisition of Books24x7.com pursuant to an Agreement and Plan of Merger that we entered into with BTF Acquisition Corp., a subsidiary of ours, and Books24x7.com. In connection with this acquisition, we issued an aggregate of 954,535 shares of our common stock, in addition to paying a total of approximately $5.7 million in cash, to the former stockholders of Books24x7.com in exchange for all of the outstanding shares of capital stock of Books24x7.com. We issued these shares in a private placement in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The offer and sale was made only to "accredited investors" as that term is defined in Regulation D under the Securities Act, and we did not engage in a general solicitation or advertisement of the offer and sale of the shares. No underwriters were involved with this issuance and sale of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference from Appendix A attached hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of SkillSoft should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     We commenced operations in January 1998, and until March 1999, devoted substantially all of our efforts to product development, establishing a course content developer and supplier base, and building a direct sales and support organization in the United States and a business application and network infrastructure to support future growth. Since March 1999, we have devoted substantial resources to sales and marketing activities as well as to continued product development. We incurred losses in every fiscal quarter from our inception in January 1998 through the fiscal quarter ended October 31, 2001. We recorded net income of $930,000 in the fiscal quarter ended January 31, 2002.

     On December 6, 2001, we entered into a definitive agreement to acquire Books24x7.com, Inc., a provider of Web-based digital technical and business reference content, for 954,535 shares of our common stock and approximately $5.7 million in cash, which together was valued at $32.4 million (based on the closing price of $20.98 per share of our common stock on December 6, 2001). We completed the acquisition on December 28, 2001. For accounting purposes, the aggregate consideration for this acquisition was deemed to be $37.8 million plus assumed liabilities, which consideration reflects the increase in the value of our common stock (which closed at $25.82 per share on December 28, 2001) and includes the value of stock options assumed and certain acquisition and exit costs. This acquisition was accounted for under the purchase method of accounting and, accordingly, our operating results include the operating results of Books24x7.com only for the period subsequent to the date of acquisition.

     We derive revenue primarily from license agreements under which customers license our products for periods of one, two or three years. The pricing for our courseware licenses varies based upon the number of course titles licensed by a customer, the number of users within the customer's organization and the length of the license agreement. For example, a customer would generally pay us approximately $122,000 per year for a three-year license for 25 courses for 5,000 users. Our license agreements may permit customers to exchange courses, generally on the contract anniversary date. A referenceware license gives users access to the full library within one or more collections (ITPro, BusinessPro and OfficeEssentials) from our Books24x7.com Group. The pricing for our referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement. For example, a customer who purchases the ITPro collection for 100 users for 1 year would pay $239 per user. Customers may amend the license agreements, for an additional fee, to gain access to additional courses and/or to increase the size of the user base. We also derive revenue from hosting fees for clients that use our solutions on an Applications Service Provider (ASP) basis. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multi-year license agreements will be generally billed on the anniversary date of the agreement and recognized in the manner described above, or if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the number of courses that a customer has access to is not clearly defined and/or is not yet available or selected at the inception of the contract. This occurs when such customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries and/or if the customer licenses all courses currently available and to be developed during a particular term. This license approach results in the building of backlog of future revenue streams. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied. Revenue is recognized as billed monthly or quarterly under the pay-for-use model. We also derive revenue from extranet hosting/ASP services and online mentoring services, which is recognized as the service is performed. Revenue related to extranet hosting/ASP services is recognized on a straight line basis over the period in which the services are provided. In some circumstances, we offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to our customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

     Our backlog at any given time represents the amount of license fees which are due to us within the following 12 months under existing license agreements but which have not yet been recognized as revenue. This amount is comprised of license fees attributable to (1) licensed courses/referenceware that have not been selected by and delivered to the customer, (2) special terms, including exchange privileges and extended payment terms, as part of the non-cancelable license agreement, and (3) revenue to be recognized for non-cancelable license agreements that are renewing during the fiscal year ending January 31, 2003. Our backlog as of January 31, 2002 was approximately $37 million. Our backlog can vary based upon a number of factors, including the timing of the execution of new license agreements, the timing of product deliveries and the length of our license agreements.

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

     We recorded deferred compensation of $2.9 million in the fiscal year ended January 31, 2000, representing the difference between the exercise price of stock options granted and the sale price of restricted common stock and the fair market value of the underlying common stock at the date of grant. We reversed deferred compensation of $123,078 in the fiscal year ended January 31, 2001 in connection with terminated employees whose stock option grants had not yet vested. No additional deferred compensation was recorded for the fiscal year ended January 31, 2001. We recorded deferred compensation of $1.7 million in the fiscal year ended January 31, 2002, relating to our Books24x7.com acquisition, representing the difference between the exercise price of stock options assumed and the fair market value of the underlying common stock at December 28, 2001, the closing date of this acquisition. The deferred compensation is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options and restricted common stock, which is typically four years. Of the total deferred compensation amount of $4.6 million, $1.9 million had been amortized and $123,000 had been reversed as of January 31, 2002. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the remaining $2.6 million of deferred compensation as of January 31, 2002 in the periods indicated, as follows:

February 1, 2002-January 31, 2003...........................  $1,298,226
February 1, 2003-January 31, 2004...........................     920,456
February 1, 2004-January 31, 2005...........................     303,490
February 1, 2005-January 31, 2006...........................      41,417
                                                              ----------
                                                              $2,563,589
                                                              ==========

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates.

  REVENUE RECOGNITION

     We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2: Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9. These statements require that four basic criteria must be satisfied before revenue can be recognized:

     - persuasive evidence of an arrangement between SkillSoft and a third party exists;

     - delivery of our product has occurred;

     - the sales price for the product is fixed or determinable; and

     - collection of the sales price is probable.

     Our management uses its judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of when delivery has occurred and the criteria relating to the collectibility of the receivables relating to such sales. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any period could be adversely affected. However, this is mitigated by the fact that the majority of our revenue is recognized ratably over the term of the respective license. Please see the discussion in the immediately preceding "Overview" section concerning how we recognize revenue.

  IMPAIRMENT OF LONG-LIVED ASSETS

     We review the carrying value of long-lived assets periodically, based upon the expected future and discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges involves the application of management's judgment and could significantly affect our operating results.

  LEGAL CONTINGENCIES

     We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Note 6(b) of Notes to Consolidated Financial Statements, our management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with our outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

RESULTS OF OPERATIONS

  COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 2002 AND 2001

     Revenue increased $25.0 million, or 129%, to $44.3 million in the fiscal year ended January 31, 2002 from $19.3 million in the fiscal year ended January 31, 2001. This increase is primarily due to the number of new customers signed during the fiscal year ended January 31, 2002, which increased 55% over the prior fiscal year. In addition, we were successful in renewing expiring customer contracts and increasing revenue from existing customers, as customers renewing expiring contracts during the fiscal year ended January 31, 2002 increased their annual dollar commitments by an average of 35%. One customer accounted for 3.5% of revenue for the fiscal year ended January 31, 2002.

     Cost of revenue increased $1.1 million, or 70%, to $2.6 million in the fiscal year ended January 31, 2002 from $1.5 million in the fiscal year ended January 31, 2001. Cost of revenue as a percentage of total revenue decreased to 6% in the fiscal year ended January 31, 2001 from 8% in the fiscal year ended January 31, 2001. This decrease as a percentage of revenue was primarily due to the spreading of these costs of revenue, many of which are fixed, over a significantly larger revenue base.

     Research and development expenses increased $3.7 million, or 26%, to $17.7 million in the fiscal year ended January 31, 2002 from $14.0 million in the fiscal year ended January 31, 2001. Research and development expenses as a percentage of total revenue decreased to 40% in the fiscal year ended January 31, 2002 from 73% in the fiscal year ended January 31, 2001. Research and development expenses increased due to increased personnel, courseware development costs and the purchase of IT content. Since our strategy includes offering the largest library of critical business skills (soft skills), referenceware and IT skills courses in the industry, we believe that a significant investment in research and development is necessary to remain competitive, and we therefore expect research and development expenses to continue to increase in absolute dollars but not as a percentage of revenue.

     Selling and marketing expenses increased $6.7 million, or 32%, to $27.6 million in the fiscal year ended January 31, 2002 from $20.9 million in the fiscal year ended January 31, 2001. Selling and marketing expenses as a percentage of total revenue decreased to 62% in the fiscal year ended January 31, 2002 from 109% in the fiscal year ended January 31, 2001. Selling and marketing expenses increased due to increased personnel, commissions, and travel costs. We believe that a significant investment in selling and marketing to expand our distribution channel worldwide is required to remain competitive, and we, therefore, expect selling and marketing expenses to continue to increase in absolute dollars but not as a percentage of revenue.

     General and administrative expenses increased $1.4 million, or 25%, to $7.2 million in the fiscal year ended January 31, 2002 from $5.8 million in the fiscal year ended January 31, 2001. General and administrative expenses as a percentage of total revenue decreased to 16% in the fiscal year ended January 31, 2002 from 30% in the fiscal year ended January 31, 2001. General and administrative expenses increased primarily due to increased personnel expenses and litigation. We anticipate that due to increases in information services and additional headcount, general and administrative expenses will continue to increase in absolute dollars but not as a percentage of revenue.

     Amortization expense related to stock-based compensation and intangible assets increased $6,000, or .7%, to $820,000 in the fiscal year ended January 31, 2002 from $814,000 million in the fiscal year ended January 31, 2001. Amortization expense increased as a result of the stock options we assumed and intangible assets we acquired as a result of our Books24x7.com acquisition, partially offset by reductions in expense due to the completion of amortization for some awards during the year.

     Interest income (expense), net increased $128,000 to $2.0 million in the fiscal year ended January 31, 2002 from $1.8 million in the fiscal year ended January 31, 2001. This increase was due to higher cash balances as the result of proceeds from our public offering in July 2001.

  COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 2001 AND 2000

     Revenue increased $15.1 million, or 360%, to $19.3 million in the fiscal year ended January 31, 2001 from $4.2 in the fiscal year ended January 31, 2000. This increase is due to new customers signed during the year ended January 31, 2001, and, to a lesser extent, continuing revenue from our existing customers. One customer accounted for 7.1% of revenue for the fiscal year ended January 31, 2001.

     Cost of revenue increased $748,344, or 99%, to $1.5 million in the fiscal year ended January 31, 2001 from $757,849 in the fiscal year ended January 31, 2000. Cost of revenue as a percentage of total revenue decreased to 8% in the fiscal year ended January 31, 2001 from 18% in the fiscal year ended January 31, 2000. This decrease as a percentage of revenue was primarily due to the spreading of these costs of revenue, many of which are fixed, over a significantly larger revenue base.

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

     Amortization expense related to stock-based compensation and intangible assets increased $442,000, or 119%, to $814,000 in the fiscal year ended January 31, 2001 from $372,000 in the fiscal year ended January 31, 2000. The expense is primarily the result of awards to employees at exercise prices below the fair market value of the stock during the fiscal year ended January 31, 2000.

     Interest income (expense), net increased $2.1 million to $1.8 million in the fiscal year ended January 31, 2001 from ($265,262) in the fiscal year ended January 31, 2000. This increase was due to higher cash balances as the result of proceeds from the initial public offering and the elimination of borrowings.

     The following table sets forth, for the periods indicated, certain financial data of the Company

           QUARTERLY OPERATING RESULTS FOR FISCAL YEARS 2002 AND 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Q1 2002   Q2 2002   Q3 2002   Q4 2002
                                                         -------   -------   -------   -------
Revenues...............................................  $ 8,510   $ 9,382   $11,156   $15,223
Cost of revenues.......................................      529       537       579       907
                                                         -------   -------   -------   -------
  Gross margin.........................................    7,981     8,845    10,577    14,316
Operating expenses:
  Research and development.............................    3,640     3,719     6,126     4,213
  Selling and marketing................................    6,522     6,622     6,970     7,488
  General and administrative...........................    1,612     1,677     1,886     2,024
  Amortization of stock-based compensation and
     intangible assets.................................      184       184       184       268
                                                         -------   -------   -------   -------
Total operating expenses...............................   11,958    12,202    15,166    13,993
                                                         -------   -------   -------   -------
Interest income, net...................................      368       235       754       603
  Net income (loss)....................................  $(3,609)  $(3,122)  $(3,835)  $   926
                                                         -------   -------   -------   -------
Net loss per share
Basic income/(loss) per share..........................  $ (0.27)  $ (0.23)  $ (0.24)  $  0.06
                                                         =======   =======   =======   =======
Basic weighted average shares outstanding..............   13,203    13,547    16,239    16,648
                                                         =======   =======   =======   =======
Diluted income/(loss) per share........................  $ (0.27)  $ (0.23)  $ (0.24)  $  0.05
                                                         =======   =======   =======   =======
Diluted weighted average shares outstanding............   13,203    13,547    16,239    17,564
                                                         =======   =======   =======   =======

                                                         Q1 2001   Q2 2001   Q3 2001   Q4 2001
                                                         -------   -------   -------   -------
Revenues...............................................  $ 2,114   $ 3,639   $ 5,511   $ 8,033
  Cost of revenues.....................................      224       333       424       525
                                                         -------   -------   -------   -------
  Gross profits........................................    1,890     3,306     5,087     7,508
Operating expenses:
  Research and development.............................    3,326     3,572     3,547     3,601
  Selling and marketing................................    4,318     4,721     5,578     6,330
  General and administrative...........................    1,319     1,377     1,458     1,622
  Amortization of stock-based compensation and
     intangible assets.................................      195       195       195       229
                                                         -------   -------   -------   -------
Total operating expenses...............................    9,158     9,865    10,778    11,782
                                                         -------   -------   -------   -------
Interest income (expense), net.........................      333       618       566       315
  Net loss.............................................  $(6,935)  $(5,941)  $(5,125)  $(3,959)
                                                         =======   =======   =======   =======
Net loss per share.....................................
Basic and diluted loss per share.......................  $ (0.57)  $ (0.47)  $ (0.40)  $ (0.30)
                                                         =======   =======   =======   =======
Basic and diluted weighted average shares
  outstanding..........................................   12,260    12,762    12,897    13,032
                                                         =======   =======   =======   =======

LIQUIDITY AND CAPITAL RESOURCES

     From inception through January 31, 2000, we were funded primarily through preferred stock financings with Warburg, Pincus and other minority investors. The net proceeds from these financings through January 31, 2000 were $20.7 million. In February 2000, we received net proceeds totaling $45.1 million from the sale of 3,565,000 shares of common stock in our initial public offering. On July 30, 2001, we received net proceeds totaling $72.0 million from the sale of 2,796,250 shares of our common stock in a public offering.

     As of January 31, 2002, our principal source of liquidity was cash and cash equivalents and marketable securities, which totaled $82.7 million.

     Net cash used in operating activities was $6.6 million for the fiscal year ended January 31, 2002, which consisted primarily of a net loss totaling $9.6 million and an increase in accounts receivable for $6.4 million, partially offset by an increase in deferred revenue of $5.2 million, an increase in accrued expenses of $1.1 million, and non-cash expenses totaling $1.9 million.

     Our primary investing activities during the fiscal year ended January 31, 2002 were purchases of property and equipment, purchases and maturation of marketable securities, and our acquisition of Books24x7.com. Property and equipment purchases for the fiscal years ended January 31, 2002 and 2001 were approximately $1.9 million and $1.4 million, respectively. Purchases and maturation of marketable securities generated a net cash outflow of approximately $46.2 million in the fiscal year ended January 31, 2002 compared to a net cash outflow of approximately $11.4 million in the fiscal year ended January 31, 2001.

     Cash provided by financing activities for fiscal year ended January 31, 2002 was approximately $73.6 million, which consisted primarily of net proceeds from the sale of our common stock in our public offering of approximately $72.0 million. This was an increase from $42.6 million in the fiscal year ended January 31, 2001, which consisted primarily of proceeds from our initial public offering of approximately $45.1 million and proceeds from the sale of our common stock to Spherion Corporation (formerly, Interim Services, Inc.) of $2.0 million, partially offset by the payment of $4.5 million on the line of credit with Greyrock Capital.

     Working capital was approximately $48.7 million and $18.1 million as of January 31, 2002 and January 31, 2001, respectively. Total assets were approximately $153.5 million and $38.6 million as of January 31, 2002 and January 31, 2001, respectively. These increases were primarily attributable to the proceeds from our public offering in July 2002, partially offset by the funding of operations.

     As of January 31, 2002, we had net operating loss carryforwards of $49.4 million and research and development credit carryforwards of $980,000. The net operating loss and credit carryforwards will expire at various dates, through the fiscal year ended January 31, 2022, if not used. Under the provisions of the Internal Revenue Code, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in the financial statements to reflect the uncertainty of the ability to use available tax loss carryforwards and other deferred tax assets.

     The company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through June 2006. Future lease payments under the operating lease agreements are approximately as follows:

                                                   PAYMENTS DUE BY PERIOD
                                   ------------------------------------------------------
                                                   LESS
                                                  THAN 1       1-3        4-5     AFTER 5
                                     TOTAL         YEAR       YEARS      YEARS     YEARS
                                     -----        ------      -----      -----    -------
Operating Leases.................  $2,044,000   $1,119,000   $872,000   $53,000     --

     We expect that the principal sources of funding for our operating expenses, capital expenditures and other liquidity needs will be a combination of our available cash equivalents and marketable securities (which totaled $82.7 million as of January 31, 2002) and funds generated from operations. We believe that our current funds will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon the successful execution of our business plan and worldwide economic conditions. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions.

FUTURE OPERATING RESULTS

 WE HAVE ONLY RECENTLY ACHIEVED PROFITABILITY, AND WE MAY NOT BE ABLE TO SUSTAIN THIS IN THE FUTURE, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

     We incurred losses in every fiscal quarter from our inception in January 1998 through the fiscal quarter ended October 31, 2001. We recorded net income of $926,000 in the fiscal quarter ended January 31, 2002. We expect to continue to incur significant expenses, particularly in sales and marketing, in an effort to develop our business. As a result, we will need to generate significant revenue to maintain profitability. Moreover, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     The claims seek injunctive relief against the defendants demanding the return, and no future use by these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million, exemplary damages in the additional amount of $400 million, additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages totaling $50 million or such other amount as the court deems just or appropriate. Named as defendants in the lawsuit, in addition to SkillSoft, are Charles E. Moran, Jerald A. Nine, Jr., Mark A. Townsend, Lee A. Ritze, Dennis E. Brown, Sally H. Hovis, Warburg, Pincus Ventures, L.P., our largest investor, and each partner of Warburg Pincus.

     In addition, NETg also filed suit against SkillSoft in July 2000 alleging that our educational and training software products infringe a patent allegedly owned by NETg. The complaint seeks both monetary damages and injunctive relief. We have filed an answer and a counterclaim for a declaration of invalidity of the NETg patent. This lawsuit has been stayed pending resolution of our efforts to have the U.S. Patent and Trademark Office declare the patent invalid.

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

     These cases, regardless of their outcome, will continue to result in significant expenses in defending the lawsuits. Our legal expenses related to the defense of these lawsuits totaled approximately $1.9 million in the fiscal year ended January 31, 2000, $1.4 million in the fiscal year ended January 31, 2001 and $1.7 million in the fiscal year ended January 31, 2002. Moreover, these lawsuits may divert the efforts and attention of our management team from normal business operations.

     See "Item 3. Legal Proceedings" for a more detailed description of this litigation.

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

     - non-recurring charges related to acquisitions; and

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

  OUR BUSINESS WILL SUFFER IF E-LEARNING PRODUCTS ARE NOT WIDELY ADOPTED

     Our e-Learning solutions represent a new and emerging approach for the corporate education and training market. Our success depends substantially upon the widespread adoption of e-Learning products for education and training. The early stage of development of this market makes it difficult for us to predict customer demand accurately. The failure of this market to develop, or a delay in the development of this market -- whether due to technological, competitive or other reasons -- would severely limit the growth of our business and adversely affect our financial performance.

  INTENSE COMPETITION FROM OTHER EDUCATION AND TRAINING COMPANIES COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY

     The market for corporate education and training products is fragmented and highly competitive. Increased competition may result in lost sales and may force us to lower prices. We expect that competition in this market will increase substantially in the future.

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

     - Providers of CD-ROM training courses.

     - Suppliers of online corporate education and training products.

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

  WE RELY ON A LIMITED NUMBER OF THIRD PARTIES TO PROVIDE US WITH EDUCATIONAL CONTENT FOR OUR COURSES WHICH MAY NOT BE ABLE TO DEVELOP NEW COURSES OR ENHANCE EXISTING COURSES ON A TIMELY BASIS, AND WE RELY ON A LIMITED NUMBER OF PUBLISHERS TO PROVIDE US WITH CONTENT FOR OUR REFERENCEWARE

     To be competitive, we must develop and introduce on a timely basis new course offerings which meet the needs of companies seeking to use our education and training products. In addition, some of our courses may need to be updated due to changes in educational doctrines or the evolving requirements of educational institutions and certification organizations. We rely on independent third parties to provide us with the educational content for our courses based on learning objectives and specific instructional design templates that we provide to them. We do not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of our third party content providers were to stop working with us, we would have to rely on other parties to develop our course content. In addition, these providers may fail to develop new courses or enhance existing courses on a timely basis. We cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms. In addition, our Books24x7.com Group relies exclusively on content from third party publishers for its referenceware products. If one or more of these publishers were to terminate their license with us, we may not be able to find substitute publishers for such content. In addition, we may be forced to pay increased royalties to these publishers to continue our licenses with them.

  OUR COURSE CONTENT PROVIDERS SUPPLY US WITH THE EDUCATIONAL CONTENT OF OUR COURSES AND ARE GENERALLY NOT RESTRICTED FROM DEVELOPING SIMILAR CONTENT FOR OUR COMPETITORS, WHICH COULD MAKE IT EASIER FOR OUR COMPETITORS TO COMPETE WITH US

     We rely on independent third parties to provide us with the educational content for our courses based on learning objectives and specific instructional design templates that we provide to them. Our agreements with these content providers do not restrict them from developing courses on similar topics for our competitors or from competing directly with us, so long as they do not use our toolkit or templates. As a result, our competitors may be able to duplicate some of our course content and may, therefore, find it easier to enter the market for corporate education and training.

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

     Our failure to properly manage our recent and anticipated growth could have a material adverse effect on the quality of our products, our ability to retain key personnel and the efficiency of our operations, any of which could have a material adverse effect on our business and financial performance. From February 1, 2001 to January 31, 2002, the number of our employees increased from 234 to 314, including 58 employees added as a result of our December 2001 acquisition of Books24x7.com. In addition, as a result of the Books24x7.com acquisition, we now operate two distinct organizations -- the SkillSoft organization and the Books24x7.com Group -- and the Books24x7.com Group is operated out of a facility in Norwood, Massachusetts, which may make it more difficult to integrate and manage the Books24x7.com Group. This growth has strained, and our future growth may continue to strain, our management, operational systems and other resources. To manage our growth effectively, we must be able to maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We may be unable to do so.

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

  WE MAY BE UNABLE TO GENERATE ENOUGH REVENUES FROM OUR INTERNATIONAL EXPANSION TO OFFSET THE COSTS ASSOCIATED WITH ESTABLISHING AND MAINTAINING FOREIGN OPERATIONS

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

  OUR INTERNATIONAL BUSINESS WILL EXPOSE US TO RISKS WE HAVE NOT HAD TO FACE IN OUR U.S. OPERATIONS

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

 WE COULD BE SUBJECTED TO LEGAL ACTIONS BASED UPON THE CONTENT WE OBTAIN FROM THEIR PARTIES OVER WHOM WE EXERT LIMITED CONTROL

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

     The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of SkillSoft, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of SkillSoft and might affect the market price of our common stock. Warburg, Pincus Ventures, L.P. owned approximately 32% of our outstanding common stock as of January 31, 2002 and, together with our executive officers and directors and their affiliates, beneficially owned approximately 44% of our outstanding common stock as of January 31, 2002. As a result, those stockholders, if they act together, are able to substantially influence or control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests.

 SOME PROVISIONS OF OUR CHARTER AND BY-LAWS MAY DELAY OR PREVENT TRANSACTIONS THAT MANY STOCKHOLDERS MAY FAVOR

     The following provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of January 31, 2002, we did not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

     Our general investing policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and credit risk. We currently use a registered investment manager to place our investments in highly liquid money market accounts and government-backed securities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

FOREIGN CURRENCY EXCHANGE RISK

     We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, because our investments are in short-term instruments. Based on the nature and current levels of our investments, we have concluded that there is no material market risk exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from Appendix B attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the sections entitled "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive proxy statement for the annual meeting of stockholders to be held on June 13, 2002, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended January 31, 2002 (the "2002 Proxy Statement"), is hereby incorporated by reference. Additional information in response to this Item is included under the caption "Executive Officers of SkillSoft" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the sections entitled "Election of Directors -Directors' Compensation," and "Executive Compensation" from the 2002 Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the section entitled "Security Ownership of Certain Beneficial Owners and Management" from the 2002 Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the sections entitled "Certain Relationships and Related Transactions" from the 2002 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedule, and Exhibits

          1. Financial Statements. The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10-K:

        Financial Statements:

        Report of Independent Public Accountants
        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss
        Consolidated Statements of Cash Flows
        Notes to the Consolidated Financial Statements

          2. Financial Statement Schedules. All Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in this report.

          3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of and incorporated by reference to this Form 10-K.

     (b) Reports on Form 8-K.

          Current Report on Form 8-K filed on January 10, 2002, as amended by a Current Report on Form 8-K/A filed on January 25, 2002, reporting the acquisition by us of Books24x7.com, Inc. in December 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SKILLSOFT CORPORATION
                                          (Registrant)

                                          By:     /s/ CHARLES E. MORAN
                                            ------------------------------------
                                                      Charles E. Moran
                                                         President

Date: April 26, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ CHARLES E. MORAN                  President, Chief Executive Officer   April 26, 2002
 ------------------------------------------------       and Chairman of the Board of
                 Charles E. Moran                      Directors (Principal Executive
                                                                  Officer)


              /s/ THOMAS J. MCDONALD                      Chief Financial Officer         April 26, 2002
 ------------------------------------------------         (Principal Financial and
                Thomas J. McDonald                          Accounting Officer)


             /s/ STEWART K. P. GROSS                              Director                April 26, 2002
 ------------------------------------------------
               Stewart K. P. Gross


               /s/ C. SAMANTHA CHEN                               Director                April 26, 2002
 ------------------------------------------------
                 C. Samantha Chen


                /s/ JAMES ADKISSON                                Director                April 26, 2002
 ------------------------------------------------
                  James Adkisson


            /s/ WILLIAM T. COLEMAN III                            Director                April 26, 2002
 ------------------------------------------------
              William T. Coleman III


              /s/ JOHN J. NEUHAUSER                               Director                April 26, 2002
 ------------------------------------------------
                John J. Neuhauser

                                                                      APPENDIX A

                            SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2000, 2001 and 2002 and the consolidated balance sheet data as of January 31, 2001 and 2002 are derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the period from incorporation (October 15, 1997) to January 31, 1998 and the year ended January 31, 1999 and the consolidated balance sheet data as of January 31, 1998, 1999 and 2000 are derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants, not included in this Form 10-K.

                                      PERIOD FROM
                                     INCORPORATION
                                   (OCTOBER 15, 1997)   YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                     TO JANUARY 31,     JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                          1998             1999          2000          2001          2002
                                   ------------------   -----------   -----------   -----------   -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue..........................        $   --           $    --      $  4,191      $ 19,297       $44,271
Cost of revenue..................            --                --           758         1,506         2,552
                                         ------           -------      --------      --------       -------
  Gross Profit...................            --                --         3,433        17,791        41,719
Operating expenses:
  Research and development.......           178             4,117         8,647        14,047        17,698
  Selling and marketing..........            --             1,671         8,961        20,946        27,602
  General and administrative.....           649             2,821         4,371         5,776         7,199
  Amortization of stock-based
     compensation and intangible
     assets......................            --                --           372           814           820
                                         ------           -------      --------      --------       -------
     Total operating expenses....           827             8,609        22,351        41,583        53,319
                                         ------           -------      --------      --------       -------
Interest income, net.............             3               336          (265)        1,832         1,960
                                         ------           -------      --------      --------       -------
     Net loss....................        $ (824)          $(8,273)     $(19,183)     $(21,960)      $(9,640)
Preferred stock dividend.........            --                --         3,765            --            --
                                         ------           -------      --------      --------       -------
Net loss attributable to common
  shareholders...................        $ (824)          $(8,273)     $(22,948)     $(21,960)      $(9,640)
                                         ======           =======      ========      ========       =======
Net loss per share(1):
  Basic and diluted income/(loss)
     per share...................        $(1.28)          $ (5.64)     $ (11.98)     $  (1.73)      $ (0.65)
                                         ======           =======      ========      ========       =======
  Basic and diluted weighted
     average shares
     outstanding.................           645             1,466         1,915        12,668        14,921
                                         ======           =======      ========      ========       =======

                                           AS OF         AS OF         AS OF         AS OF         AS OF
                                        JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                           1998          1999          2000          2001          2002
                                        -----------   -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS)
BALANCE SHEETS DATA:
Cash, cash equivalents and short-term
  investments.........................    $7,022        $3,965        $   735       $23,907      $ 68,946
Working capital (deficit).............     6,319         2,726         (6,915)       18,130        48,651
Long-term investments.................        --            --             --            --        13,786
Total assets..........................     7,022         4,551          4,801        38,624       153,458
Stockholders' equity (deficit)........     6,319         3,195         (6,357)       19,668       113,751

---------------

(1) See Note 2(d) of Notes to Consolidated Financial Statements for the determination of shares used in computing basic and diluted net loss per common share.

                                                                      APPENDIX B

                              FINANCIAL STATEMENTS
                                     INDEX

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  B-2
Consolidated Balance Sheets as of January 31, 2001 and
  2002......................................................  B-3
Consolidated Statements of Operations for the Years Ended
  January 31, 2000, 2001 and 2002...........................  B-4
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Loss for the Years Ended January 31,
  2000, 2001 and 2002.......................................  B-6
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2000, 2001 and 2002...........................  B-7
Notes to Consolidated Financial Statements..................  B-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SkillSoft Corporation:

     We have audited the accompanying consolidated balance sheets of SkillSoft Corporation (a Delaware corporation) as of January 31, 2001 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkillSoft Corporation as of January 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
February 20, 2002

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   JANUARY 31,
                                                              ---------------------
                                                                2001        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 12,547    $ 25,185
  Short-term investments....................................    11,360      43,761
  Accounts receivable, less reserves of approximately $46
     and $269 as of January 31, 2001 and 2002,
     respectively...........................................    11,859      17,963
  Prepaid expenses and other current assets.................     1,320       1,449
                                                              --------    --------
     Total current assets...................................    37,086      88,358
Property and equipment, at cost:
  Computer equipment........................................     1,688       3,196
  Furniture and fixtures....................................       440         648
  Leasehold improvements....................................       158         464
                                                              --------    --------
                                                                 2,286       4,308
  Less -- accumulated depreciation and amortization.........       776       1,723
                                                              --------    --------
                                                                 1,510       2,585
Intangible assets:
  Internally developed software, net of accumulated
     amortization of $17 at January 31, 2002................        --         583
  Customer contracts, net of accumulated amortization of $10
     at January 31, 2002....................................        --         490
  Trademark and trade name..................................        --         900
  Goodwill..................................................        --      46,728
                                                              --------    --------
                                                                    --      48,701
Long term investments.......................................        --      13,786
Other assets................................................        28          28
                                                              --------    --------
                                                              $ 38,624    $153,458
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     1,357       5,717
  Accrued expenses..........................................     3,769      11,367
  Deferred revenue..........................................    13,830      22,624
                                                              --------    --------
     Total current liabilities..............................    18,956      39,708
Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock, $.001 par value --
     Authorized -- 50,000,000 shares at January 31, 2001 and
      2002
     Issued and outstanding -- 13,294,381 at January 31,
      2001 and 17,313,641 shares at January 31, 2002........        13          17
  Additional paid-in capital................................    75,225     180,233
  Warrants outstanding......................................       319          --
  Accumulated deficit.......................................   (54,005)    (63,645)
  Deferred compensation.....................................    (1,604)     (2,563)
  Notes receivable from stockholders........................      (339)       (338)
  Cumulative translation adjustment.........................        59          46
                                                              --------    --------
     Total stockholders' equity.............................    19,668     113,750
                                                              --------    --------
                                                              $ 38,624    $153,458
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED JANUARY 31,
                                                              ---------------------------------------
                                                                 2000          2001          2002
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.....................................................   $  4,191      $ 19,297      $ 44,271
Cost of revenue(1)..........................................        758         1,506         2,552
                                                               --------      --------      --------
  Gross profit..............................................      3,433        17,791        41,719
Operating expenses:
  Research and development(1)...............................      8,647        14,047        17,698
  Selling and marketing(1)..................................      8,961        20,946        27,602
  General and administrative(1).............................      4,371         5,776         7,199
  Amortization of stock-based compensation and intangible
     assets.................................................        372           814           820
                                                               --------      --------      --------
     Total operating expenses...............................     22,351        41,583        53,319
                                                               --------      --------      --------
Operating loss..............................................    (18,918)      (23,792)      (11,600)
  Interest income...........................................        156         1,832         1,960
  Interest expense..........................................       (421)           --            --
                                                               --------      --------      --------
Net loss....................................................    (19,183)      (21,960)       (9,640)
  Preferred stock dividend..................................      3,765            --            --
                                                               --------      --------      --------
Net loss attributable to common shareholders................   $(22,948)     $(21,960)     $ (9,640)
                                                               ========      ========      ========
Net loss per share (Note 2(d)):
  Basic and diluted loss per share..........................   $ (11.98)     $  (1.73)     $  (0.65)
                                                               ========      ========      ========
  Basic and diluted weighted average common shares
     outstanding............................................      1,915        12,668        14,921
                                                               ========      ========      ========

---------------

(1) The following summarizes the departmental allocation of the amortization of stock-based compensation and intangible assets:

                                                              2000   2001   2002
                                                              ----   ----   ----
Cost of revenue.............................................  $  3   $  4   $  4
Research and development....................................    61    106    127
Selling and marketing.......................................   167    406    360
General and administrative (including amortization of
  intangible assets)........................................   141    298    329
                                                              ----   ----   ----
                                                              $372   $814   $820
                                                              ====   ====   ====

  The accompanying notes are an integral part of these consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

                                     CONVERTIBLE               CLASS A
                                   PREFERRED STOCK           COMMON STOCK             COMMON STOCK
                                ---------------------   ----------------------   ----------------------
                                  NUMBER     CARRYING     NUMBER     $.001 PAR     NUMBER     $.001 PAR
                                OF SHARES     VALUE     OF SHARES      VALUE     OF SHARES      VALUE
                                ----------   --------   ----------   ---------   ----------   ---------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 1999.....   6,380,953   $ 11,952    2,464,000      $2               --      $--
Issuance of Class A restricted
 common stock.................          --         --      340,000       1               --       --
Issuance of Series B
 convertible preferred stock,
 net of issuance costs........   2,380,952      5,000           --      --               --       --
Issuance of Series C
 convertible preferred stock,
 net of issuance costs of
 $6...........................   1,195,238      3,759           --      --               --       --
Deferred compensation related
 to grants of stock options
 and issuance of Class A
 restricted common stock......          --         --           --      --               --       --
Amortization of deferred
 compensation.................          --         --           --      --               --       --
Exercise of stock options.....          --         --       44,072       0               --       --
Warrants granted in connection
 with line of credit..........          --         --           --      --               --       --
Translation adjustment........          --         --           --      --               --       --
Net loss......................          --         --           --      --               --       --
                                ----------   --------   ----------      --       ----------      ---
Comprehensive net loss for the
 year ended January 31,
 2000.........................
BALANCE, JANUARY 31, 2000.....   9,957,143     20,711    2,848,072       3               --       --
Issuance of common stock, net
 of issuance costs of
 $4,852.......................          --         --           --      --        3,707,857        4
Conversion of Class A common
 stock into common stock......          --         --   (2,848,072)     (3)       2,848,072        3
Conversion of convertible
 preferred stock into common
 stock........................  (9,957,143)   (20,711)          --      --        6,638,095        6
Exercise of stock options.....          --         --           --      --          100,357        0
Amortization of deferred
 compensation.................          --         --           --      --               --       --
Issuance of stock options to a
 non-employee.................          --         --           --      --               --       --
Deferred compensation reversal
 due to termination of
 employees....................          --         --           --      --               --       --
Translation adjustment........          --         --           --      --               --       --
Net loss......................          --         --           --      --               --       --
                                ----------   --------   ----------      --       ----------      ---
Comprehensive net loss for the
 year ended January 31,
 2001.........................


                                ADDITIONAL
                                 PAID-IN      WARRANTS     ACCUMULATED     DEFERRED
                                 CAPITAL     OUTSTANDING     DEFICIT     COMPENSATION
                                ----------   -----------   -----------   ------------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 1999.....   $    644       $  --       $ (9,097)      $    --
Issuance of Class A restricted
 common stock.................        187          --             --            --
Issuance of Series B
 convertible preferred stock,
 net of issuance costs........         --          --             --            --
Issuance of Series C
 convertible preferred stock,
 net of issuance costs of
 $6...........................      3,765          --         (3,765)           --
Deferred compensation related
 to grants of stock options
 and issuance of Class A
 restricted common stock......      2,852          --             --        (2,852)
Amortization of deferred
 compensation.................         --          --             --           372
Exercise of stock options.....         12          --             --            --
Warrants granted in connection
 with line of credit..........         --         319             --            --
Translation adjustment........         --          --             --            --
Net loss......................         --          --        (19,183)           --
                                 --------       -----       --------       -------
Comprehensive net loss for the
 year ended January 31,
 2000.........................
BALANCE, JANUARY 31, 2000.....      7,460         319        (32,045)       (2,480)
Issuance of common stock, net
 of issuance costs of
 $4,852.......................     47,055          --             --            --
Conversion of Class A common
 stock into common stock......         --          --             --            --
Conversion of convertible
 preferred stock into common
 stock........................     20,705          --             --            --
Exercise of stock options.....         67          --             --            --
Amortization of deferred
 compensation.................         --          --             --           753
Issuance of stock options to a
 non-employee.................         61          --             --            --
Deferred compensation reversal
 due to termination of
 employees....................       (123)         --             --           123
Translation adjustment........         --          --             --            --
Net loss......................         --          --        (21,960)           --
                                 --------       -----       --------       -------
Comprehensive net loss for the
 year ended January 31,
 2001.........................


                                   NOTES                         TOTAL
                                 RECEIVABLE    CUMULATIVE    STOCKHOLDERS'
                                    FROM       TRANSLATION      EQUITY       COMPREHENSIVE
                                STOCKHOLDERS   ADJUSTMENT      (DEFICIT)         LOSS
                                ------------   -----------   -------------   -------------
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 1999.....     $(306)         $ --         $  3,195
Issuance of Class A restricted
 common stock.................       (33)           --              155
Issuance of Series B
 convertible preferred stock,
 net of issuance costs........        --            --            5,000
Issuance of Series C
 convertible preferred stock,
 net of issuance costs of
 $6...........................        --            --            3,759
Deferred compensation related
 to grants of stock options
 and issuance of Class A
 restricted common stock......        --            --               --
Amortization of deferred
 compensation.................        --            --              372
Exercise of stock options.....        --            --               12
Warrants granted in connection
 with line of credit..........        --            --              319
Translation adjustment........        --            14               14        $     14
Net loss......................        --            --          (19,183)        (19,183)
                                   -----          ----         --------        --------
Comprehensive net loss for the
 year ended January 31,
 2000.........................                                                  (19,169)
BALANCE, JANUARY 31, 2000.....      (339)           14           (6,357)
Issuance of common stock, net
 of issuance costs of
 $4,852.......................        --            --           47,059
Conversion of Class A common
 stock into common stock......        --            --               --
Conversion of convertible
 preferred stock into common
 stock........................        --            --               --
Exercise of stock options.....        --            --               67
Amortization of deferred
 compensation.................        --            --              753
Issuance of stock options to a
 non-employee.................        --            --               61
Deferred compensation reversal
 due to termination of
 employees....................        --            --               --
Translation adjustment........        --            45               45              45
Net loss......................        --            --          (21,960)        (21,960)
                                   -----          ----         --------        --------
Comprehensive net loss for the
 year ended January 31,
 2001.........................

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
                              LOSS -- (CONTINUED)

                                     CONVERTIBLE               CLASS A
                                   PREFERRED STOCK           COMMON STOCK             COMMON STOCK
                                ---------------------   ----------------------   ----------------------
                                  NUMBER     CARRYING     NUMBER     $.001 PAR     NUMBER     $.001 PAR
                                OF SHARES     VALUE     OF SHARES      VALUE     OF SHARES      VALUE
                                ----------   --------   ----------   ---------   ----------   ---------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 2001.....          --   $     --           --      $--      13,294,381      $13
Issuance of common stock, net
 of issuance costs of $836....          --         --           --      --        2,796,250        3
Exercise of stock options.....          --         --           --      --          219,926        0
Issuance common stock under
 Employee Stock Purchase
 Plan.........................          --         --           --      --           11,199        0
Issuance of common stock
 related to exercise of common
 stock warrants...............          --         --           --      --           37,350        0
Issuance of common stock and
 assumption of common stock
 options in the purchase of a
 business.....................          --         --           --      --          954,535        1
Deferred compensation
 associated with assumed stock
 options in the purchase of a
 business.....................          --         --           --      --               --       --
Amortization of deferred
 compensation.................          --         --           --      --               --       --
Repayment of note
 receivable...................          --         --           --      --               --       --
Translation adjustment........          --         --           --      --               --       --
Net loss......................          --         --           --      --               --       --
                                ----------   --------   ----------      --       ----------      ---
Comprehensive net loss for the
 year ended January 31,
 2002.........................
BALANCE, JANUARY 31, 2002.....          --   $     --           --      $--      17,313,641      $17
                                ==========   ========   ==========      ==       ==========      ===


                                ADDITIONAL
                                 PAID-IN      WARRANTS     ACCUMULATED     DEFERRED
                                 CAPITAL     OUTSTANDING     DEFICIT     COMPENSATION
                                ----------   -----------   -----------   ------------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 2001.....   $ 75,225       $ 319       $(54,005)      $(1,604)
Issuance of common stock, net
 of issuance costs of $836....     71,974          --             --            --
Exercise of stock options.....      1,407          --             --            --
Issuance common stock under
 Employee Stock Purchase
 Plan.........................        247          --             --            --
Issuance of common stock
 related to exercise of common
 stock warrants...............        319        (319)            --            --
Issuance of common stock and
 assumption of common stock
 options in the purchase of a
 business.....................     29,309          --             --            --
Deferred compensation
 associated with assumed stock
 options in the purchase of a
 business.....................      1,752          --             --        (1,752)
Amortization of deferred
 compensation.................         --          --             --           793
Repayment of note
 receivable...................         --          --             --            --
Translation adjustment........         --          --             --            --
Net loss......................         --          --         (9,640)           --
                                 --------       -----       --------       -------
Comprehensive net loss for the
 year ended January 31,
 2002.........................
BALANCE, JANUARY 31, 2002.....   $180,233       $  --       $(63,645)      $(2,563)
                                 ========       =====       ========       =======


                                   NOTES                         TOTAL
                                 RECEIVABLE    CUMULATIVE    STOCKHOLDERS'
                                    FROM       TRANSLATION      EQUITY       COMPREHENSIVE
                                STOCKHOLDERS   ADJUSTMENT      (DEFICIT)         LOSS
                                ------------   -----------   -------------   -------------
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 2001.....     $(339)         $ 59         $ 19,668        $(21,915)
Issuance of common stock, net
 of issuance costs of $836....        --            --           71,977
Exercise of stock options.....        --            --            1,407
Issuance common stock under
 Employee Stock Purchase
 Plan.........................        --            --              247
Issuance of common stock
 related to exercise of common
 stock warrants...............        --            --               --
Issuance of common stock and
 assumption of common stock
 options in the purchase of a
 business.....................        --            --           29,310
Deferred compensation
 associated with assumed stock
 options in the purchase of a
 business.....................        --            --               --
Amortization of deferred
 compensation.................        --            --              793
Repayment of note
 receivable...................         1            --                1
Translation adjustment........        --           (13)             (13)            (13)
Net loss......................        --            --           (9,640)         (9,640)
                                   -----          ----         --------        --------
Comprehensive net loss for the
 year ended January 31,
 2002.........................
BALANCE, JANUARY 31, 2002.....     $(338)         $ 46         $113,750        $ (9,653)
                                   =====          ====         ========        ========

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED JANUARY 31,
                                                              ------------------------------
                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(19,183)  $(21,960)  $ (9,640)
  Adjustments to reconcile net loss to net cash used in
    operating activities --
  Stock-based compensation..................................       372        814        793
  Interest expense related to warrants......................       319         --         --
  Accrued interest expense..................................        13         --         --
  Depreciation and amortization.............................       227        466        976
  Provision for bad debts...................................        25         21        164
  Changes in current assets and liabilities, net of
    acquisitions --
    Accounts receivable.....................................    (2,136)    (9,784)    (6,366)
    Prepaid expenses and other current assets...............    (1,282)        62        510
    Accounts payable........................................       493        665        621
    Accrued expenses........................................     1,691        948      1,103
    Deferred revenue........................................     3,109     10,738      5,217
                                                              --------   --------   --------
       Net cash used in operating activities................   (16,352)   (18,030)    (6,622)
Cash flows from investing activities:
  Purchases of property and equipment.......................      (316)    (1,423)    (1,867)
  Purchase of short-term investments........................    (9,868)   (39,991)   (43,636)
  Maturity of short-term investments........................    13,210     28,631     11,235
  Purchase of long-term investments.........................        --         --    (13,785)
  Cash used in purchase of business, net of cash acquired...        --         --     (6,313)
  Increase in other assets..................................        --        (28)        --
                                                              --------   --------   --------
       Net cash provided by (used in) investing
       activities...........................................     3,026    (12,811)   (54,366)
Cash flows from financing activities:
  Issuance of Series B convertible preferred stock, net of
    issuance costs..........................................     5,000         --         --
  Issuance of Series C convertible preferred stock, net of
    issuance costs..........................................     3,759         --         --
  Issuance of Class A restricted common stock...............       155         --         --
  Issuance of common stock, net of issuance costs...........        --     47,059     71,977
  Exercise of stock options.................................        12         68      1,407
  Proceeds from employee stock purchase plan................        --         --        247
  Repayment of note receivable..............................        --         --          1
  Proceeds from line of credit..............................     4,500         --         --
  Payments on line of credit................................        --     (4,500)        --
                                                              --------   --------   --------
       Net cash provided by financing activities............    13,426     42,627     73,632
Effect of exchange rate changes on cash and cash
  equivalents...............................................        13         26         (6)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........       111     11,812     12,638
Cash and cash equivalents, beginning of year................       624        735     12,547
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $    735   $ 12,547   $ 25,185
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     89   $     21   $     --
                                                              ========   ========   ========
Supplemental disclosure of non-cash financing transactions:
  Issuance of Class A restricted common stock for notes
    receivable from stockholders............................  $     33   $     --   $     --
                                                              ========   ========   ========
  Preferred stock dividend due to beneficial conversion
    feature of Series C convertible preferred stock.........  $  3,765   $     --   $     --
                                                              ========   ========   ========
  Issuance of common stock related to exercise of common
    stock warrant...........................................  $     --   $     --   $    319
                                                              ========   ========   ========
Supplemental disclosure of cash flows related to
  acquisition:
  The Company acquired a company as described in Note 3.
  The acquisition is summarized as follows:
  Fair value of assets acquired, excluding cash.............                        $ 49,513
  Payments in connection with the acquisition, net of cash
    acquired................................................                          (6,313)
  Issuance of common stock and assumption of common stock
    options.................................................                         (29,310)
                                                                                    --------
       Liabilities assumed..................................                        $ 13,890
                                                                                    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

     SkillSoft Corporation (the Company) was incorporated in Delaware on October 15, 1997. The Company commenced operations on January 8, 1998 in conjunction with its initial round of financing. The Company is a provider of Web-based training resources that cover a variety of professional effectiveness, business and information technology topics.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described in this note and elsewhere in these notes.

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

     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multi-year license agreements are billed generally on the anniversary date of the agreement and recognized in the manner described above or, if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the number of courses that a customer has access to is not clearly defined and/or is not yet available or selected at the inception of the contract. This occurs when such customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries and/or if the customer licenses all courses currently available and to be developed during a particular term. In some circumstances, the Company offers payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to its customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

     The Company also derives service revenue from extranet hosting/application service provider (ASP) services and online mentoring services, which is recognized as the service is performed. Revenue

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
related to extranet hosting/ASP services is recognized on a straight line basis over the period in which the services are provided. For the fiscal years ended January 31, 2000, 2001 and 2002, the Company recognized approximately $115,000, $490,000 and $2,039,000 of service revenue, respectively. For multi-element agreements where the Company provides these services, vendor-specific objective evidence exists to allocate the total fee to the elements of the agreement.

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

     Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment. In addition, deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period, which totaled $1,689,000, $8,080,000 and $12,232,000 at January 31, 2000, 2001 and 2002,
respectively.

  (D) NET LOSS PER SHARE

     Basic and diluted net loss per common share was determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period. Weighted average shares outstanding excludes unvested shares of restricted common stock of 671,870, 175,054 and 31,912 as of January 31, 2000, 2001 and 2002, respectively. Basic and diluted net loss per share are the same, as outstanding common stock options and convertible preferred stock are antidilutive as the Company has recorded a net loss for all periods presented. Options to purchase 832,875, 1,374,144 and 2,988,184 common shares have been excluded from the computation of diluted weighted average shares outstanding as of January 31, 2000, 2001 and 2002, respectively. Warrants to purchase 60,606 shares of common stock outstanding at January 31, 2000 and 2001 have also been excluded from the computation of diluted weighted average shares outstanding for the years then ended. Shares of common stock issuable upon the conversion of outstanding convertible preferred stock have also been excluded for the year ended January 31, 2000.

  (E) FOREIGN CURRENCY TRANSLATION

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

  (F) CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS

     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value. The Company classifies all securities as held-to-maturity. Securities with original maturities of greater than 90 days but less than 365 days are classified as short-term investments. Securities with original maturities greater than 365 days are classified as long-term investments.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

     Cash, cash equivalents, short-term investments and long-term investments as of January 31, 2001 and 2002 are as follows:

                                                                       JANUARY 31,
                                                      CONTRACTED    -----------------
DESCRIPTION                                            MATURITY      2001      2002
-----------                                          ------------   -------   -------
                                                                       (AMOUNTS IN
                                                                       THOUSANDS)
Cash and cash equivalents:
  Cash.............................................           N/A   $ 1,205   $ 5,922
  Commercial paper.................................    0-3 months     1,284     4,764
  Federal agency notes.............................    0-3 months     7,980    14,239
  Money market funds...............................    0-3 months     2,078       260
                                                                    -------   -------
     Total cash and cash equivalents...............                  12,547    25,185
Short-term investments:
  Money market funds...............................   4-12 months        --     3,418
  Commercial paper.................................   4-12 months        --    12,100
  Federal agency notes.............................   4-12 months    11,360    28,243
                                                                    -------   -------
                                                                     11,360    43,761
Long-term investments:
  Federal agency notes.............................  13-24 months        --    13,786
                                                                    -------   -------
                                                                    $23,907   $82,732
                                                                    =======   =======

  (G) DEPRECIATION AND AMORTIZATION

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

  (H) SOFTWARE DEVELOPMENT COSTS AND RESEARCH AND DEVELOPMENT EXPENSES

     SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. The Company did not capitalize software development costs during the periods presented, with the exception of the fair value of software developed by Books24x7.com, Inc. (Books) that the Company purchased in connection with its acquisition during the year ended January 31, 2002.

     The Company charges all research and development expenses, which include course content development fees, to operations as incurred.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

  (I) COMPREHENSIVE LOSS

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

  (J) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist mainly of cash and cash equivalents, short-term investments, long-term investments, accounts receivable and accounts payable. The carrying amounts of the short-term instruments approximate their fair value, due to the short-term nature of these instruments. The Company determines fair value for long-term investments based on quoted market values.

  (K) CONCENTRATIONS OF CREDIT RISK AND OFF-BALANCE-SHEET RISK

     The Company has no significant off-balance-sheet or concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements. For the year ended and as of January 31, 2000, the Company had a customer that individually comprised 22% and 40% of the Company's total revenue and accounts receivable, respectively. For the years ended and as of January 31, 2001 and 2002, no customers individually comprised greater than 10% of total revenue or accounts receivable.

  (L) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

     The Company follows the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

  (M) LONG-LIVED ASSETS

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

  (N) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
for using the purchase method. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The adoption of this statement did not have a material impact on the Company's consolidated financial statements. The Company will make an assessment for impairment on an annual basis, or as needed.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this Statement will have a material impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its consolidated financial statements.

(3) ACQUISITION

     On December 28, 2001, the Company acquired Books, a provider of Web-based digital technical and business reference content. The Company acquired 100% of the outstanding shares of Books for consideration of $37.8 million plus assumed liabilities. This acquisition was accounted for as a purchase, and accordingly, the results of Books' operations from the date of acquisition are included in the Company's consolidated statements of operations.

     The components of the consideration paid are as follows (in thousands):

DESCRIPTION                                                   AMOUNT
-----------                                                   -------
Issuance of common stock (954,535 shares)...................  $22,934
Valuation of common stock options assumed (options to
  purchase 341,640 shares)..................................    6,376
Cash paid, including acquisition costs......................    6,612
Liabilities incurred (exit costs)...........................    1,843
Liabilities assumed in excess of tangible assets, net.......   10,963
                                                              -------
     Total consideration paid...............................  $48,728
                                                              =======

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

     The consideration was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

DESCRIPTION                                                   AMOUNT       LIFE
-----------                                                   -------   ----------
Total consideration paid....................................  $48,728
Less -- Value assigned to trademark and trade name..........      900   Indefinite
Less -- Value assigned to internally developed software.....      600      3 years
Less -- Value assigned to customer contracts................      500      4 years
                                                              -------
Goodwill....................................................  $46,728
                                                              =======

     The following unaudited pro forma data summarizes the results of operations of the Company for the years ended January 31, 2001 and 2002 as if the Books acquisition had been completed as of the beginning of the year ended January 31, 2001. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of the amortization of intangibles.

                                                              YEAR ENDED JANUARY 31,
                                                              -----------------------
                                                                 2001         2002
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Revenues....................................................   $ 20,788     $ 48,437
                                                               ========     ========
Net loss....................................................   $(29,652)    $(21,197)
                                                               ========     ========
Loss per share..............................................   $  (2.18)    $  (1.42)
                                                               ========     ========

     As part of the acquisition, the Company undertook a plan to exit certain activities of Books. The cost associated with the exit plan was included in the purchase price and was composed of severance related to reductions in employee headcount and remaining lease obligations related to canceled leases. The reductions in employee headcount totaled 11 employees from the administrative and development functions, and amounted to a charge of approximately $1.6 million, which included severance and other termination costs. The remaining lease obligations related to the vacating of space associated with these functions and amounted to a charge of approximately $200,000. Approximately $20,000 was paid out against the exit plan accrual during the year ended January 31, 2002, and the remainder is expected to be paid by March 2003. The acquisition exit cost consists of the following:

                                                        EMPLOYEE
                                                      SEVERANCE AND   CLOSEDOWN OF
                                                      RELATED COSTS    FACILITIES    TOTAL
                                                      -------------   ------------   ------
Exit costs incurred in acquisition..................     $1,561           $282       $1,843
Payments made during the year ended January 31,
  2002..............................................        (14)            (6)         (20)
                                                         ------           ----       ------
Acquisition cost accrual, January 31, 2002..........     $1,547           $276       $1,823
                                                         ======           ====       ======

     Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired. The fair market value of intangible assets acquired, including the estimates of their useful lives, was based on independent appraisals. In making the purchase price allocation, the Company considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items and an assessment of overall contributions, as well as project risks. In accordance with SFAS No. 142, Goodwill and other Intangible Assets, the Company will perform a two-step fair-value based assessment of the intangible assets for impairment during the year ended January 31, 2003, and on at least an annual basis thereafter.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

(4) NOTES RECEIVABLE FROM STOCKHOLDERS

     In December 1997, the Company issued 633,333 shares of Class A common stock to a founder of the Company in exchange for a full recourse note receivable equal to the fair market value of the shares. The note receivable accrues interest at a rate of 6.2% per annum and the principal and all outstanding interest are due upon the maturity of the note in December 2002. The balance on this note receivable is $166,000 at January 31, 2001 and 2002, and is included as a reduction of stockholders' equity in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity (deficit) and comprehensive loss.

     During the fiscal years ended January 31, 1999 and 2000, the Company issued a total of 658,333 shares of Class A restricted common stock to three officers and several key employees of the Company in exchange for full recourse notes receivable equal to the fair market value of the shares. The shares vest ratably on a monthly basis over three years (see Note 8(b)). The notes receivable accrue interest at rates of 4.83% -- 5.77% per annum and the principal and all outstanding interest are due upon the maturity of the notes through March 2004. The total balance of these notes receivable is $173,000 and $172,000 at January 31, 2001 and 2002, respectively, and is included as a reduction of stockholders' equity in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity (deficit) and comprehensive loss.

     All of the shares of Class A common stock converted into an equal number of shares of common stock in connection with the Company's initial public offering of common stock in February 2000. (See Note 8(b) for the restrictions on the Class A Restricted Common Stock.)

(5) INCOME TAXES

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

     No provision or benefit for federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented. As of January 31, 2002, the Company had net operating loss carryforwards of approximately $49,400,000 available to reduce future income taxes, if any. The Company also has available federal tax credit carryforwards of approximately $980,000 at January 31, 2002. If not utilized, these carryforwards expire at various dates through the year ending January 31, 2022. If substantial changes in the Company's ownership should occur, as defined by
Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards that can be realized in future periods. The Company has completed several financings since its inception and has incurred ownership changes as defined under the Code. The Company does not believe that these changes in ownership will have a material impact on its ability to use its net operating loss and tax credit carryforwards.

     Due to the Company's history of operating losses, there is significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforwards. Accordingly, the Company has provided a full valuation allowance against its otherwise recognizable deferred tax assets as of January 31, 2001 and 2002.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

     Net deferred tax assets consist of the following (amounts in thousands):

                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Net operating loss carryforwards............................  $ 17,324   $ 19,760
Nondeductible expenses and reserves.........................     1,457      4,076
Tax credits.................................................       920        980
                                                              --------   --------
                                                                19,701     24,816
Less -- Valuation allowance.................................   (19,701)   (24,816)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                     JANUARY 31,
                                                             ---------------------------
                                                             2000       2001       2002
                                                             -----   -----------   -----
Income tax provision at federal statutory rate.............  (34.0)%    (34.0)%    (34.0)%
Increase (decrease) in tax resulting from --
  State tax provision, net of federal benefit..............   (4.6)      (4.6)      (4.6)
  Increase in valuation allowance..........................   38.6       38.6       38.6
                                                             -----      -----      -----
     Effective tax rate....................................     --%        --%        --%
                                                             =====      =====      =====

(6) COMMITMENTS AND CONTINGENCIES

  (A) LEASES

     The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through June 2006. Included in the accompanying statements of operations is rent expense for the leased facility and equipment of approximately $134,000, $909,000 and $1,102,000 for the fiscal years ended January 31, 2000, 2001 and 2002, respectively.

     Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

FISCAL YEAR
-----------
2003........................................................  $1,119
2004........................................................     402
2005........................................................     251
2006........................................................     219
2007........................................................      53
                                                              ------
                                                              $2,044
                                                              ======

  (B) LITIGATION

     In May 1998, the former employer of several of the Company's executive officers and key employees filed a lawsuit against the Company, three executive officers and a key employee. The lawsuit has since been amended to include additional key employees and the Company's largest investor. The former employer claims in substance that the Company's President and Chief Executive Officer breached his fiduciary obligations to his former employer by misappropriating alleged trade secrets, commencing a rival concern and interfering with employment relationships by soliciting other employees to join the Company while employed by their former employer; that the Company's Vice President, Worldwide Sales and Marketing breached his

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
fiduciary obligations to his former employer by assisting the Company's President and Chief Executive Officer in these activities; that the other individuals allegedly misappropriated alleged trade secrets; that the Company misappropriated alleged trade secrets and allegedly interfered with employment relationships; and that the 'Company's largest investor allegedly interfered with employment relationships. The claims seek injunctive relief and compensatory damages of $400,000,000, exemplary damages in the additional amount of $400,000,000 and punitive damages of $70,000,000.

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

     Regardless of the outcome, the litigation will continue to result in significant expenses and may divert the efforts and attention of the Company's management from normal business operations and may have a material adverse impact on the Company's business, financial condition or results of operations. In connection with the defense of the lawsuits, the Company has recorded as expense legal fees of $1,920,000, $1,366,000 and $1,700,000 for the fiscal years ended January 31, 2000, 2001 and 2002, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

     From time to time, the Company is subject to other lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these other matters will not have a material adverse effect on the Company's financial condition.

(7) CONVERTIBLE PREFERRED STOCK

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

     In January 1998, the Company issued 4,000,000 shares of Series A Preferred Stock for gross proceeds of approximately $7,000,000. In August 1998, the Company issued 2,380,953 shares of Series B Preferred Stock for gross proceeds of approximately $5,000,000. In February 1999, the Company issued the remaining 2,380,952 shares of Series B Preferred Stock for gross proceeds of approximately $5,000,000. In August 1999, the Company issued 1,195,238 shares of Series C Preferred Stock for gross proceeds of approximately $3,765,000, and an amount of $3,765,000 was allocated to the beneficial conversion feature in accordance with Emerging Issues Task Force Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, and was fully amortized through accumulated deficit on the date of issuance.

     In connection with the Company's initial public offering, all outstanding shares of Preferred Stock automatically converted into 6,638,095 shares of common stock.

(8) STOCKHOLDER'S EQUITY

  (a) CAPITALIZATION

     The Company has authorized capital stock of 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value Preferred Stock.

     On February 4, 2000, the Company closed its initial public offering of 3,100,000 shares of common stock at a public offering price of $14 per share. On February 15, 2000, in connection with the exercise of the

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
underwriters' over-allotment option, the Company issued an additional 465,000 shares of common stock at the initial public offering price of $14 per share. Net proceeds to the Company from the initial public offering and the exercise of the over-allotment option were approximately $45,000,000.

     On July 30, 2001, the Company closed a public offering of 2,796,250 shares of common stock at a public offering price of $28 per share. Net proceeds to the Company from this offering were approximately $71,977,000. In addition to shares issued by the Company, certain members of management and a key investor of the Company sold 255,000 and 600,000 shares of common stock, respectively, at a public offering price of $28 per share.

  (b) COMMON STOCK

     Prior to the Company's initial public offering, the Company authorized shares of Class A and Class B common stock, $0.001 par value. The voting, dividend and liquidation rights of the holders of the common stock were subject to, and qualified by, the rights of the holders of Preferred Stock.

     The Company issued 1,340,000 shares of Class A common stock, which were not part of the 1998 Stock Incentive Plan, to a founder of the Company and to several private investors in December 1997. Of these shares, 633,333 shares were issued to a founder of the Company in exchange for a full recourse note receivable (see Note 4).

     During the fiscal years ended January 31, 1999 and 2000, the Company issued 1,124,000 and 340,000 shares of Class A restricted common stock, respectively, pursuant to the 1998 Stock Incentive Plan. Of these shares, 658,333 were issued to three officers and several key employees of the Company in exchange for full recourse notes receivable (see Note 4). These shares all vest ratably on a monthly basis over a three-year period; unvested shares are subject to the right of repurchase by the Company at the original sales price of the shares. In addition, these shares are subject to a restriction on transfer of ownership, and the Company holds a right of first refusal option upon the sale of the shares.

     As of January 31, 2002, a total of 31,912 shares of common stock are subject to the right of repurchase by the Company.

     In connection with the Company's initial public offering on February 4, 2000, all issued and outstanding shares of Class A common stock and Class A restricted common stock were converted to a new class of common stock, and the certificate of incorporation was amended to eliminate the designation of the Class A and Class B common stock.

     In December 1999, the Company granted warrants to purchase 60,606 shares of Class A common stock at an exercise price of $8.25 per share to a financial institution. The Company valued the warrants at $319,228 using the Black-Scholes option pricing model. This amount was charged to interest expense in the accompanying consolidated statement of operations for the year ended January 31, 2000, the period representing the estimated term of the borrowings. In March 2001, the Company issued 37,350 shares of common stock in a net exercise of the warrant.

  (c) STOCK OPTION PLAN

     In February 1998, the Company adopted the 1998 Stock Incentive Plan (the 1998 Plan), pursuant to which up to 3,126,667 shares of common stock may be issued. In July 2001, the Company adopted the 2001 Stock Incentive Plan (the 2001 Plan), pursuant to which up to 1,450,000 shares of common stock may be issued, subject to increase in accordance with the terms of the 2001 Plan. Under the 1998 Plan and 2001 Plan, the Company may grant both incentive stock options and nonqualified stock options, as well as award or sell shares of common stock to employees, directors or outside consultants of the Company. All option grants, prices and vesting periods are determined by the Board of Directors. Incentive stock options may be granted at

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
a price not less than 100% of the fair market value of the common stock on the date of grant and not less than 110% of the fair market value for a stockholder holding more than 10% of the Company's voting common stock.

     All stock option activity under the Plan for the fiscal years ended January 31, 2000, 2001 and 2002 is as follows:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                                  EXERCISE
                                                      SHARES     EXERCISE PRICE    PRICE
                                                     ---------   --------------   --------
Outstanding, January 31, 1999......................    290,167   $        0.26     $ 0.26
  Granted..........................................    651,863    0.26 - 13.00       4.35
  Exercised........................................    (44,072)           0.26       0.26
  Canceled.........................................    (65,083)    0.26 - 1.50       0.64
                                                     ---------   -------------     ------
Outstanding, January 31, 2000......................    832,875    0.26 - 13.00       3.43
  Granted..........................................    756,115    8.81 - 30.00      15.09
  Exercised........................................   (100,357)   0.26 - 10.50       0.67
  Canceled.........................................   (114,489)   0.26 - 27.50       9.34
                                                     ---------   -------------     ------
Outstanding, January 31, 2001......................  1,374,144    0.26 - 30.00       9.56
  Granted..........................................  2,050,701    0.60 - 36.13      17.13
  Exercised........................................   (219,926)   0.26 - 37.96       6.36
  Canceled.........................................   (216,735)   0.26 - 34.45      16.21
                                                     ---------   -------------     ------
Outstanding, January 31, 2002......................  2,988,184    0.26 - 36.13      14.62
Exercisable, January 31, 2002......................    722,076   $0.26 - 36.13     $ 5.99
                                                     =========   =============     ======
Exercisable, January 31, 2001......................    223,863   $0.26 - 13.75     $ 3.21
                                                     =========   =============     ======
Exercisable, January 31, 2000......................     47,350   $        0.26     $ 0.26
                                                     =========   =============     ======

     The following table summarizes certain information relating to the outstanding and exercisable options as of January 31, 2002:

                               OUTSTANDING                     EXERCISABLE
                 ---------------------------------------   --------------------
                             WEIGHTED AVERAGE   WEIGHTED               WEIGHTED
                                REMAINING       AVERAGE                AVERAGE
   RANGE OF      NUMBER OF     CONTRACTUAL      EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICES   SHARES       LIFE (YEARS)      PRICE      SHARES      PRICE
---------------  ---------   ----------------   --------   ---------   --------
$  0.26 -  1.50    669,312         8.24          $ 0.70     438,176     $ 0.67
   3.01 - 14.50    534,180         8.34           12.19     181,307      12.36
  14.63 - 15.05    871,685         9.63           15.04      57,272      15.03
  15.75 - 27.45    763,391         9.33           24.75      42,197      19.89
  27.60 - 36.13    149,616         9.32           31.40       3,124      29.21
                 ---------         ----          ------     -------     ------
                 2,988,184         9.00          $14.62     722,076     $ 5.99
                 =========         ====          ======     =======     ======

     In connection with certain issuances of Class A restricted common stock and stock option grants during the year ended January 31, 2000, the Company recorded deferred compensation of $2,852,000, which represents the aggregate difference between the exercise or sale price and the fair market value of the common stock as determined for accounting purposes. The deferred compensation will be recognized as an operating

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
expense over the vesting period of the restricted common stock and the underlying stock options. The Company recorded compensation expense of $372,000, $753,000 and $736,000 in the years ended January 31, 2000, 2001 and 2002, respectively, related to these restricted shares and options.

     During the year ended January 31, 2001, the Company granted options to purchase 5,000 shares of common stock to a non-employee in consideration for rendered services. These options were fully vested at the date of grant. The Company recorded stock-based compensation of $61,000, which represents the value of such options as calculated using the Black-Scholes option pricing model.

     In connection with the purchase of Books 24x7.com, Inc. on December 28, 2001, the Company assumed the Books24x7.com, Inc. 1994 Stock Option Plan, consisting of options to purchase 341,640 shares. These options were valued at approximately $6,376,000 using the Black-Scholes option pricing model, and included in the determination of consideration paid. In addition the Company recorded deferred compensation of $1,752,000, which represents the intrinsic value of unvested options assumed in the transaction. The deferred compensation will be amortized to expense over the vesting period of the stock options. The Company recorded compensation expense of $57,000 in the year ended January 31, 2002 related to these options.

  (D) EMPLOYEE STOCK PURCHASE PLANS

     In 2001, the Company's Board of Directors and stockholders approved the 2001 Employee Stock Purchase Plan, under which a maximum of 264,000 shares may be issued. In 2001, the Company's Board of Directors approved the 2001 International Employee Stock Purchase Plan under which a maximum of 50,000 shares may be issued.

     Participants in each of the 2001 Employee Stock Purchase Plan and the 2001 International Employee Stock Purchase Plan are granted options to purchase shares of common stock on the last business day of each six-month payment period ending each June 30 and December 31 for 85% of the market price of the common stock on the first or last business day of such payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 15% of each eligible employee's compensation. Under the ESPP Plans, the Company issued 11,199 shares during the year ended January 31, 2002. As of January 31, 2002, there were 254,185 shares available for future issuance under the 2001 Employee Stock Purchase Plan and 48,616 shares available for future issuance under the 2001 International Employee Stock Purchase Plan.

  (E) STOCK-BASED COMPENSATION

     The Company applies the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options to employees to be included in the statements of operations or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for its employees under APB Opinion No. 25 and elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

     The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in the years ended January 31, 2000, 2001 and 2002 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average information and assumptions used for the grants is as follows:

                                                         YEAR ENDED JANUARY 31,
                                               ------------------------------------------
                                                   2000           2001           2002
                                               ------------   ------------   ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Risk-free interest rates.....................   5.10 - 6.38%   5.28 - 6.72%   3.58 - 5.01%
Expected dividend yield......................            --             --             --
Volatility factor............................            68%           102%            93%
Expected lives...............................       7 years        7 years        7 years
Weighted average fair value of options
  granted....................................  $       3.17   $      12.96   $       9.57

     Had compensation expense for the Plan been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts:

                                                               YEAR ENDED JANUARY 31,
                                                       ---------------------------------------
                                                          2000          2001          2002
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss --
  As reported........................................   $(19,183)     $(21,960)     $ (9,640)
  Pro forma..........................................    (19,278)      (23,861)      (16,224)
Basic and diluted net loss per share --
  As reported........................................     (11.98)        (1.73)        (0.65)
  Pro forma..........................................     (12.03)        (1.88)        (1.09)

     Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

(9) ACCRUED EXPENSES

     Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                                JANUARY 31,
                                                              ----------------
                                                               2001     2002
                                                              ------   -------
Accrued compensation and benefits...........................  $  921   $ 3,843
Course development fees.....................................     777       801
Professional fees...........................................     633     1,537
Acquisition exit costs......................................      --     1,823
Other.......................................................   1,438     3,363
                                                              ------   -------
                                                              $3,769   $11,367
                                                              ======   =======

(10) RELATED PARTIES

  (a) SPHERION CORPORATION

     In April 2000, the Company sold 142,857 shares of common stock to Spherion Corporation (Spherion) (formerly Interim Services, Inc.), at a price of $14 per share, which approximated the fair market value at that date. In addition, the Company entered into a separate license arrangement with Spherion, under which

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
the Company recognized approximately $383,000 and $493,000 of product revenue in the years ended, January 31, 2001 and 2002, respectively. The Company believes that all transactions with Spherion are rendered at arms' length.

  (b) BUSINESS PERFORMANCE TECHNOLOGIES, LLP

     During the year ended January 31, 2001, the Company invested approximately $100,000 in Business Performance Technologies, LLP (BPT), a provider of consulting services to the Company's customers. The investment entitles the Company to a minority interest in BPT and is accounted for using the cost method. The Company provided a full valuation allowance against this investment during the year ended January 31, 2001 because the ultimate value of BPT is not certain.

     During the year ended January 31, 2002, the Company advanced certain amounts to BPT. As of January 31, 2002, the net note receivable balance of $150,000 is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

     Included in accounts payable on the accompanying Consolidated Balance Sheet as of January 31, 2001 and 2002 was approximately $50,000 and $168,000 due to BPT, respectively. Revenue recorded by the Company associated with work performed by BPT during the year ended January 31, 2002 was approximately $920,000. Revenue associated with work performed by BPT during to the years ended January 31, 2000 and 2001 was not material.

(11) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     Domestic and international revenues as a percentage of total revenues are as follows:

                                                                  YEAR ENDED
                                                                 JANUARY 31,
                                                              ------------------
                                                              2000   2001   2002
                                                              ----   ----   ----
United States...............................................  100%    90%    88%
Europe......................................................   --      8      9
Other.......................................................   --      2      3
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     Long-lived assets located at international facilities are not significant.

(12) EMPLOYEE BENEFIT PLAN

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

                     SKILLSOFT CORPORATION AND SUBSIDIARIES

(13) VALUATION & QUALIFYING ACCOUNTS

  ALLOWANCE FOR DOUBTFUL ACCOUNTS (AMOUNTS IN THOUSANDS)

                                               BALANCE AT    ADDITION                          BALANCE
                                               BEGINNING     CHARGED                           AT END
                                               OF PERIOD    TO EXPENSE   DEDUCTIONS   OTHER   OF PERIOD
                                               ----------   ----------   ----------   -----   ---------
Year ended January 31, 2000..................     $--          $ 25          $--       $--      $ 25
Year ended January 31, 2001..................     $25          $ 21          $--       $--      $ 46
Year ended January 31, 2002(1)...............     $46          $164          $--       $59      $269

---------------

(1) Other relates to amount acquired in an acquisition.

                                 EXHIBIT INDEX

EXHIBIT NO.                              TITLE
-----------                              -----
   3.01(1)    Amended and Restated Certificate of Incorporation of
              SkillSoft.
   3.02(2)    Amended and Restated By-Laws of SkillSoft.
  10.01*(1)   1998 Stock Incentive Plan, as amended.
  10.02*(1)   1999 Non-Employee Director Stock Option Plan
  10.03*(1)   Employment Agreement between SkillSoft and Charles E. Moran.
  10.04*(1)   Security Agreement and Secured Promissory Note between
              SkillSoft and Charles E. Moran, each dated December 10,
              1997.
  10.05*(1)   Employment Agreement dated January 12, 1998 between
              SkillSoft and Mark A. Townsend.
  10.06*(1)   Employment Agreement dated January 12, 1998 between
              SkillSoft and Thomas J. McDonald.
  10.07*(1)   Employment Agreement dated April 9, 1998 between SkillSoft and Jerald A. Nine.
  10.08(1)    Amended and Restated Registration and Investor Rights
              Agreement dated August 5, 1999, between SkillSoft and the
              Investors named therein.
  10.09(1)    Amendment No. 1 to Amended and Restated Registration and
              Investor Rights Agreement.
  10.10 (2)   Lease dated February 18, 1998, as amended, between SkillSoft and Five N Associates.
  10.10.1     Fifth Supplemental Agreement dated November 26, 2001 to the
              Lease between SkillSoft and Five N Associates.
  10.11*(1)   Restricted Stock Purchase Agreement dated March 13, 1999
              between SkillSoft and Jerald A. Nine.
  10.12*(1)   Restricted Stock Purchase Agreement dated March 31, 1999
              between SkillSoft and Charles E. Moran.
  10.13*(1)   Restricted Stock Purchase Agreement dated March 31, 1999
              between SkillSoft and Mark A. Townsend.
  10.14*(1)   Restricted Stock Purchase Agreement dated August 30, 1999
              between SkillSoft and James Adkisson.
  10.15*(1)   Restricted Stock Purchase Agreement dated September 1, 1999 between SkillSoft and William T. Coleman, Trustee of the
              Coleman Family Trust.
  10.16(3)    Agreement and Plan of Merger dated as of December 6, 2001 by and among SkillSoft and Books24x7.com, Inc.
  10.17       Books24x7.com, Inc. 1994 Stock Option Plan.
  10.18*(4)   2001 Stock Incentive Plan.
  10.19*      2001 Employee Stock Purchase Plan.
  10.20*      2001 International Employee Stock Purchase Plan.
  10.21(5)    First Amended and Restated Stockholders Agreement dated as of August 5, 1999, between SkillSoft and the Investors named therein.
  10.22       Lease dated February 1, 2002 between River Ridge Limited
              Partnership and SkillSoft.
  10.23       Lease dated May 25, 2001 between 1987 Tamposi Limited
              Partnership and SkillSoft.
  21.01       Subsidiaries of SkillSoft.
  23.01       Consent of Arthur Andersen LLP.
  99.1        Assurance Letter Regarding Representations of Arthur
              Andersen LLP.

---------------

  * Management contracts and compensatory plans or arrangements.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-86815).

(2) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

(3) Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2002.

(4) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001.

(5) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001.