Form 10-Q
period 2002-04-30
SKILLSOFT CORP
filed 2002-05-24
CIK 1094451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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

     On May 23, 2002, the registrant had outstanding 17,455,286 shares of common stock, $.001 par value per share.

                              SKILLSOFT CORPORATION

                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2002

                                      INDEX

                                                                                                     PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of April 30, 2002 and January 31, 2002                3

         Condensed Consolidated Statements of Operations for the Three  Months Ended April 30, 2002     4
         and 2001

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2002      5
         and 2001

         Notes to Condensed Consolidated Financial Statements                                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                      19

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              19

Item 2.  Changes in Securities and Use of Proceeds                                                      19

Item 3.  Defaults Upon Senior Securities                                                                19

Item 4.  Submission of Matters to a Vote of Security Holders                                            19

Item 5.  Other Information                                                                              19

Item 6.  Exhibits and Reports on Form 8-K                                                               20

SIGNATURES                                                                                              21

EXHIBIT INDEX                                                                                           22

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ( IN THOUSANDS)

                                                                        APRIL 30,    JANUARY 31,
                                                                           2002           2002
                                                                       (UNAUDITED)

ASSETS

Current assets:
   Cash and cash equivalents                                            $  21,425       $  25,185
   Short-term investments                                                  53,995          43,761
   Accounts receivable, less reserves of approximately $350 and
      $269 as of April 30, 2002 and January 31, 2002, respectively         15,246          17,963
   Prepaid expenses and other current assets                                2,768           1,449
                                                                        ---------       ---------
Total current assets                                                       93,434          88,358

Property and equipment, net                                                 2,640           2,585
Goodwill and intangible assets                                             48,619          48,701
Long term investments                                                       2,911          13,786
Other assets                                                                   16              28
                                                                        ---------       ---------
                                                                        $ 147,620       $ 153,458
                                                                        =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $   5,402       $   5,717
   Accrued expenses                                                         6,727          11,367
   Deferred revenue                                                        20,693          22,624
                                                                        ---------       ---------
Total current liabilities                                                  32,822          39,708

Commitments and contingencies (Note 9)

Stockholders' equity:
      Common stock                                                             17              17
      Additional paid-in capital                                          180,464         180,233
      Warrants outstanding                                                     --
      Accumulated deficit                                                 (63,363)        (63,645)
      Deferred compensation                                                (2,213)         (2,563)
      Notes receivable from stockholders                                     (123)           (338)
      Cumulative translation adjustment                                        16              46
                                                                        ---------       ---------
Total stockholders' equity                                                114,798         113,750
                                                                        ---------       ---------
                                                                        $ 147,620       $ 153,458
                                                                        =========       =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                             THREE MONTHS ENDED APRIL 30,
                                                              2002                2001

Revenue                                                    $     13,805       $      8,510
Cost of revenue(1)                                                  837                529
                                                           ------------       ------------
           Gross profit                                          12,968              7,981

Operating expenses:
   Research and development(1)                                    3,439              3,640
   Selling and marketing(1)                                       7,404              6,521
   General and administrative(1)                                  1,825              1,613
   Amortization of intangibles                                       81                 --
   Stock-based compensation                                         351                184
                                                           ------------       ------------

Total operating expenses                                         13,100             11,958
                                                           ------------       ------------
   Operating loss                                                  (132)            (3,977)
   Interest income                                                  414                369
                                                           ------------       ------------
           Net income (loss)                               $        282       $     (3,608)
                                                           ============       ============

Net loss per share (Note 6):
   Basic                                                   $       0.02       $      (0.27)
                                                           ============       ============

   Basic weighted average common shares outstanding          17,366,834         13,203,208
                                                           ============       ============

   Diluted                                                 $       0.02       $      (0.27)
                                                           ============       ============

   Diluted weighted average common shares outstanding        18,252,706         13,203,208
                                                           ============       ============


(1) The following summarizes the departmental allocation of the stock-based compensation

Cost of revenue                 $  1      $  1
Research and development          90        26
Selling and marketing            176        82
General and administrative        84        75
                                ----      ----
                                $351      $184
                                ====      ====

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                     THREE MONTHS ENDED APRIL 30,
                                                                         2002           2001

Cash flows from operating activities:
   Net income (loss)                                                   $    282       $ (3,608)
   Adjustments to reconcile net income (loss) to net cash used in operating activities -
      Stock-based compensation                                              351            184
      Depreciation and amortization                                         369            182
      Amortization of intangibles                                            81             --
      Changes in current assets and liabilities -
        Accounts receivable                                               2,807          4,299
        Prepaid expenses and other current assets                        (1,291)        (1,371)
        Accounts payable                                                   (319)           386
        Accrued expenses                                                 (4,679)        (1,226)
        Deferred revenue                                                 (2,043)        (1,294)
                                                                       --------       --------
           Net cash used in operating activities                         (4,442)        (2,448)
                                                                       --------       --------
Cash flows from investing activities:
   Purchases of property and equipment                                     (420)          (524)
   Purchases of  investments                                                 --         (4,792)
   Maturity of short-term investments                                       641          8,209
                                                                       --------       --------

           Net cash  provided by  investing activities                      221          2,893

Cash flows from financing activities:
   Proceeds from exercise of stock options                                  230            229
   Payment on notes receivable                                              214             --
                                                                       --------       --------
           Net cash provided by financing activities                        444            229
                                                                       --------       --------
Effect of exchange rate changes on cash and cash equivalents                 17             (1)
                                                                       --------       --------

Net increase (decrease) in cash and cash equivalents                     (3,760)           674

Cash and cash equivalents, beginning of period                           25,185         12,547
                                                                       --------       --------

Cash and cash equivalents, end of period                               $ 21,425       $ 13,221
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

2. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2002, the results of its operations for the three months ended April 30, 2002 and 2001 and its cash flows for the three months ended April 30, 2002 and 2001. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2002 and January 31, 2002, cash equivalents consisted mainly of commercial paper, short term notes and money market funds. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. At April 30, 2002, the Company's investments consisted both of held-to-maturity securities that are investments in short-term notes which had an average maturity of 152 days as well as certain mortgage instruments with a maturity of 365 days and greater and an average maturity of 368 days. The investments in short-term notes are classified as current assets in the accompanying consolidated balance sheets as they mature within one year, while the mortgage instruments are classified as long term assets.

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

     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multiyear license agreements are billed generally on the anniversary date of the agreement and recognized in the manner described above or, if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the number of courses that a customer has access to is not clearly defined and / or is not yet available or selected at the inception of the contract. This occurs when such customer does not initially specify the entire set of licensed courses or is given exchange privileges that are exercisable other than on the contract anniversaries and / or if the customer licenses all courses currently available and to be developed during a particular term. In some circumstances, the Company offers payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to its customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

    The Company also derives revenue from extranet hosting/application service provider (ASP) services and online mentoring services, which is recognized as the service is performed. Revenue related to extranet hosting/ASP services is recognized on a straight line basis over the period in which the services are provided. For the three months ended April 30, 2002 and the three months ended April 30, 2001, the Company recognized approximately $940,000 and $340,000 of service revenue, respectively. For multi-element agreements where the Company provides these services, vendor specific objective evidence exists to allocate the total fee to the elements of the agreement.

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

    Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment. In addition, deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period, which totaled $11,360,591 and $12,232,000 at April 30, 2002 and January 31, 2002,
respectively.

5. GOODWILL AND INTANGIBLE ASSETS

    Goodwill and intangible assets are as follows:

                                                                        APRIL 30,   JANUARY 31,
                                                                          2002        2002

Internally developed software, net of accumulated amortization of
 $67 and $17 at April 30, 2002 and January 31, 2002, respectively       $   533      $   583

Customer contracts, net of accumulated amortization of $42 and $10
 at April 30, 2002 and January 31, 2002, respectively                       458          490

Trademark and trade name                                                    900          900
 Goodwill                                                                46,728       46,728
                                                                        -------      -------
                                                                        $48,619      $48,701
                                                                        =======      =======

6. COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The translation adjustment is the only element of comprehensive income (loss) incurred by the Company other than the net loss. The components of comprehensive income (loss) for the three months ended April 30, 2002 and 2001 are as follows:

                                                THREE MONTHS ENDED
                                                    APRIL 30,
                                               2002         2001
Comprehensive income (loss):
      Net income (loss)                       $ 282       $(3,608)

      Other comprehensive (loss) -
           Foreign currency adjustment          (32)           (2)
                                              -----       -------
             Comprehensive income (loss)      $ 250       $(3,610)
                                              =====       =======

7. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per common share was computed by giving effect to all dilutive potential common shares outstanding. Weighted average shares outstanding excludes unvested shares of restricted common stock of 20,660 and 109,576 as of April 30, 2002 and 2001, respectively. Basic and diluted net loss per share for the quarter ended April 30, 2001 are the same, as outstanding common stock options are antidilutive because the Company has recorded a net loss for the period. Common stock options totaling 2,116,199 and 1,741,944 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three months ended April 30, 2002 and 2001, respectively. The calculation of basic net income (loss) per share and diluted net income (loss) per share is as follows:

                                                               THREE MONTHS ENDED APRIL30,
                                                               2002              2001

Net income applicable to common stock                       $       282      $     (3,608)
                                                            ===========      ============

COMPUTATION OF BASIC NET INCOME (LOSS) PER SHARE:

Weighted average common shares outstanding                   17,366,834        13,203,208

Basic net income (loss) per share                           $      0.02      $      (0.27)

COMPUTATION OF DILUTED NET INCOME (LOSS) PER SHARE:

Weighted average common shares outstanding                   17,366,834        13,203,208

Effect of dilutive options outstanding                          885,872                --
                                                            -----------      ------------

Weighted average common shares outstanding as adjusted       18,252,706        13,203,208

Diluted net income (loss) per share                         $      0.02      $      (0.27)


8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

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

9. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

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

10. LITIGATION

     There have been no significant changes in the status of the outstanding litigation as reported in SkillSoft's Annual Report on Form 10-K for the year ended January 31, 2002. We considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trade activities and related/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

OVERVIEW

     We commenced operations in January 1998, and until March 1999, devoted substantially all of our efforts to product development, establishing a course content developer and supplier base, and building a direct sales and support organization in the United States and a business application and network infrastructure to support future growth. Since March 1999, we have devoted substantial resources to sales and marketing activities as well as to continued product development. We incurred losses in every fiscal quarter from our inception through the fiscal quarter ended October 31, 3001. We recorded net income of $926,000 and $282,000 in the fiscal quarters ended January 31, 2002 and April 30, 2002, respectively.

     We derive revenue primarily from license agreements under which customers license our products for periods of one, two or three years. The pricing for our courseware licenses varies based upon the number of course titles licensed by a customer, the number of users within the customer's organization and the length of the license agreement. For example, a customer would generally pay us approximately $122,000 per year for a three-year license for 25 courses for 5,000 users. Our license agreements may permit customers to exchange courses, generally on the contract anniversary date. A referenceware license gives users access to the full library within one or more collections (ITPro, BusinessPro and OfficeEssentials) from our Books24x7.com Group. The pricing for our referenceware licenses varies based on the collections specified by the customer, the number of users within the customer's organization and the length of the license agreement. For example, a customer who purchases the ITPro collection for 100 users for 1 year would pay $239 per user. Customers may amend the license agreements, for an additional fee, to gain access to additional courses and/or to increase the size of the user base. We also derive revenue from hosting fees for clients that use our solutions on an Application Service Provider (ASP) basis. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2002 VERSUS THREE MONTHS ENDED APRIL 30, 2001

     Revenue increased $5.3 million, or 62%, to $13.8 million in the three months ended April 30, 2002 from $8.5 million in the three months ended April 30, 2001. This increase was due primarily to new customers, and, to a lesser extent, to continuing revenue from our existing customers. While our standard pricing matrix increased 15% on May 1, 2001, this increase did not have a material effect on revenue in the three months ended April 30, 2002.

     Cost of revenue increased $308,000, or 58%, to $837,000 in the three months ended April 30, 2002 from $529,000 in the three months ended April 30, 2001 due to our increased revenue. Cost of revenue as a percentage of total revenue remained at 6% in both the three months ended April 30, 2002 and the three months ended April 30, 2001.

     Research and development expenses decreased approximately $200,000, or 6%, to $3.4 million in the three months ended April 30, 2002 from $3.6 million in the three months ended April 30, 2001. Research and development expenses as a percentage of total revenue decreased to 25% in the three months ended April 30, 2002 from 43% in the three months ended April 30, 2001. While research and development expenses decreased in the three months ended April 30, 2002, we do not anticipate this to be the case in future quarterly periods. We expect research and development expenses to continue to increase in absolute dollars and potentially as a percentage of revenue due to our outsourcing development strategy but only as to allow for an acceptable return.

     Selling and marketing expenses increased $0.9 million, or 14%, to $7.4 million in the three months ended April 30, 2002 from $6.5 million in the three months ended April 30, 2001. Selling and marketing expenses as a percentage of total revenue decreased to 54% in the three months ended April 30, 2002 from 77% in the three months ended April 30, 2001. Selling and marketing expenses increased due to increased personnel and commission costs. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses in absolute dollars to continue to increase.

     General and administrative expenses increased $212,000, or 13%, to $1.8 million in the three months ended April 30, 2002 from $1.6 million in the three months ended April 30, 2001. General and administrative expenses as a percentage of total revenue decreased to 13% in the three months ended April 30, 2002 from 19% in the three months ended April 30, 2001. General and administrative expenses increased primarily due to increased personnel expenses and litigation. We anticipate that general and administrative expenses will continue to increase in absolute dollars due to increases in information services and additional personnel.

     Amortization of intangible assets was approximately $81,000 for the three months ended April 30, 2002. Intangible assets being amortized are internally developed software and customer contracts.

     Stock-based compensation expense increased $167,000 or 91%, to $351,000 in the three months ended April 30, 2002 from $184,000 in the three months ended April 30, 2001. The increase reflects additional deferred compensation expense as a result of the Books 24x7.com, Inc. acquisition in December 2001. The expense was primarily the result of amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock during the fiscal year ended January 31, 2000. The stock options granted at exercise prices below fair market value of the stock were granted by SkillSoft prior to our initial public offering and for Books24x7.com, prior to our acquisition in December 2001.

     Interest income increased $45,000 to $414,000 in the three months ended April 30, 2002 from $369,000 in the three months ended April 30, 2001. This increase was primarily due to the higher cash and short-term investment balances.

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

     As of April 30, 2002, our principal source of liquidity was our cash and cash equivalents and short term investments, which totaled $75.4 million.

     Net cash used in operating activities was $4.4 million for the three months ended April 30, 2002, which resulted primarily from a decrease in accounts receivable of $2.7 million and amortizations of approximately $0.8 million offset by an increase in prepaid expenses of $1.3 million, a decrease in accrued expenses of $4.7 million and a decrease in deferred revenue of $2.0 million.

     Our primary investing activities during the three months ended April 30, 2002 were purchases of property and equipment and maturation of short term investments . Property and equipment purchases for the three months ended April 30, 2002 and 2001 were approximately $0.4 million and $0.5 million, respectively. Maturation of short term investments generated a net cash inflow of approximately $0.6 million in the three months ended April 30, 2002 compared to a net cash inflow of approximately $3.4 million in the three months ended April 30, 2001.

     Cash provided by financing activities was approximately $0.4 million and $0.2 million for the three months ended April 30, 2002 and 2001, respectively. For the three months ended April 30, 2002, this consisted of $0.2 million from the exercise of stock options and $0.2 million from the repayment of notes receivable from stockholders. For the three months ended April 30, 2001, this consisted primarily of proceeds from the exercise of stock options.

     Working capital was approximately $ 60.6 million and $14.6 million as of April 30, 2002 and 2001, respectively. Total assets were approximately $147.6 million and $33.3 million as of April 30, 2002 and 2001, respectively. These increases were primarily attributable to the proceeds from our public offering in July 2001, partially offset by the funding of operations.

     We expect to continue to experience significant growth in capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue and prepaid expenses. We expect that the principal sources of funding for our operating expenses, capital expenditures and other liquidity needs will be a combination of our available cash equivalents and marketable securities (which totaled $78.3 million as of April 30, 2002) and funds generated from operations. We believe that our current funds will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon the successful execution of our business plan and worldwide economic conditions. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets". With the adoption of SFAS NO. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

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

We have incurred losses in every fiscal quarter from our inception in January 1998 through the fiscal quarter ended October 31, 2001. We recorded net income of $926,000 in the fiscal quarter ended January 31, 2002 and net income of $282,000 in the fiscal quarter ended April 30, 2002. We expect to continue to incur significant expenses, particularly in sales and marketing, in an effort to develop our business. As a result, we will need to generate significant revenue to maintain profitability. Moreover, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     The claims seek injunctive relief against the defendants demanding the return, and no future use by these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million and exemplary damages in the additional amount of $400 million, compensatory, incidental and consequential damages in an unspecified amount and punitive damages totaling $50 million or such other amount as the court deems just or appropriate. Named as defendants in the lawsuit, in addition to SkillSoft, are Charles E. Moran, Jerald A. Nine, Jr., Mark A. Townsend, Lee A. Ritze, Dennis E. Brown, Sally H. Hovis, Warburg, Pincus Ventures, L.P., our largest investor, and each partner of Warburg Pincus.

     In addition, NETg also filed suit against SkillSoft in July 2000 alleging that our educational and training software products infringe a patent allegedly owned by NETg. The complaint seeks both monetary damages and injunctive relief. We have filed an answer and a counterclaim for a declaration of invalidity of the NETg patent. The lawsuit has been stayed pending resolution of our efforts to have the U.S. Patent and Trademark Office declare the patent invalid.

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

     If our quarterly revenue or operating results falls below the expectations of investors or securities analysts, the price of our common stock could fall substantially. Our quarterly operating results may fluctuate as a result of a variety of factors, including:

     - seasonality -- due to the budget and purchasing cycles of our customers, we expect our revenue and operating results will generally be strongest in the fourth quarter of our fiscal year and weakest in the first quarter; and

     -    non-recurring charges related to acquisitions,

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

     -    Providers of CD-ROM training courses.

     -    Suppliers of corporate education and training products.

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

     To be competitive, we must develop and introduce on a timely basis new course offerings which meet the needs of companies seeking to use our education and training products. In addition, some of our courses may need to be updated due to changes in educational doctrines or the evolving requirements of educational institutions and certification organizations. We rely on independent third parties to provide us with the educational content for our courses based on learning objectives and specific instructional design templates that we provide to them. We do not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of our third party content providers were to stop working with us, we would have to rely on other parties to develop our course content. In addition, these providers may fail to develop new courses or enhance existing courses on a timely basis. We cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms. In addition, our Books24x7.com Group relies exclusively on content from third party publishers for it referenceware products. If one or more of these publishers were to terminate their license with us, we may not be able to find substitute publishers for such content. In addition, we may be forced to pay increased royalties to these publishers to continue our licenses with them.

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

     Our failure to properly manage our recent and anticipated growth could have a material adverse effect on the quality of our products, our ability to retain key personnel and the efficiency of our operations, any of which could have a material adverse effect on our business and financial performance. From February 1, 2001 to January 31, 2002, the number of our employees increased from 234 to 314, including 58 employees added as a result of our December 2001 acquisition of Books24x7.com. In addition, as a result of the Books24x7.com acquisition, we now operate two distinct organizations - the SkillSoft organization and the Books24x7.com Group - and the Books24x7.com Group is operated out of a facility in Norwood, Massachusetts, which may make it more difficult to integrate and manage the Books24x7.com Group. This growth has strained, and our future growth may continue to strain, our management, operational systems and other resources. To manage our growth effectively, we must be able to maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We may be unable to do so.

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

     The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of SkillSoft, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of SkillSoft and might affect the market price of our common stock. Warburg, Pincus Ventures, L.P. owns approximately 32% of our outstanding common stock and, together with our executive officers and directors and their affiliates, beneficially owns approximately 44% of our outstanding common stock. As a result, those stockholders, if they act together, are able to substantially influence or control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to your interests.

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

     As of April 30, 2002, SkillSoft does not use derivative financial instruments.

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

                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

     Please refer to our Annual Report on Form 10-K for a description of litigation pending against us. There have been no material developments in that litigation since the filing of the Annual Report on Form 10-K.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. - OTHER INFORMATION.

     Not applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  Exhibits

          See the Exhibit Index attached hereto.

     (B)  Reports on Form 8-K

          We did not file any reports on Form 8-K during the fiscal quarter ended April 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SKILLSOFT CORPORATION
                                        (Registrant)

                                        By: /s/ Thomas J. McDonald
                                            ------------------------------------
                                            Thomas J. McDonald,
                                            Chief Financial Officer


Date:  May 24, 2002