Form 10-Q
period 2002-07-31
SKILLSOFT CORP
filed 2002-09-06
CIK 1094451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On September 4, 2002, the registrant had outstanding 17,668,018 shares of common stock, $.001 par value per share.

                              SKILLSOFT CORPORATION

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2002

                                      INDEX


                                                                                                               PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements:

                   Condensed Consolidated Balance Sheets as of July 31, 2002 and January 31, 2002                  3

                   Condensed Consolidated Statements of Operations for the Three and Six Months Ended
                   July 31, 2002 and 2001                                                                          4

                   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                   July 31, 2002 and 2001                                                                          5

                   Notes to Condensed Consolidated Financial Statements                                            6

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations          10

Item 3.            Quantitative and Qualitative Disclosure about Market Risk                                      20

Item 4.            Controls and Procedures                                                                        20

PART II  - OTHER INFORMATION

Item 1.            Legal Proceedings                                                                              20

Item 2.            Changes in Securities and Use of Proceeds                                                      21

Item 3.            Defaults Upon Senior Securities                                                                21

Item 4.            Submission of Matters to a Vote of Security Holders                                            21

Item 5.            Other Information                                                                              21

Item 6.            Exhibits and Reports on Form 8-K                                                               21

SIGNATURES                                                                                                        23

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JULY 31,        JANUARY 31,
                                                                                   2002             2002
                                                                                (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                                  $     22,587      $     25,185
   Short-term investments                                                           52,804            43,761
   Accounts receivable, less reserves of approximately $423 and
    $269 as of July 31, 2002 and January 31, 2002, respectively                     17,123            17,963
   Prepaid expenses and other current assets                                         3,181             1,449
                                                                              ------------      ------------

Total current assets                                                                95,695            88,358

Property and equipment, net                                                          4,992             2,585
Goodwill and intangible assets                                                      48,680            48,701
Long term investments                                                                   --            13,786
Other assets                                                                           528                28
                                                                              ------------      ------------
                                                                              $    149,895      $    153,458
                                                                              ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $      6,850      $      5,717
   Accrued expenses                                                                  5,658            11,367
   Deferred revenue                                                                 20,695            22,624
                                                                              ------------      ------------
Total current liabilities                                                           33,203            39,708

Commitments and contingencies (Note 10)

Stockholders' equity:
      Common stock                                                                      18                17
      Additional paid-in capital                                                   180,982           180,233
      Accumulated deficit                                                          (62,326)          (63,645)
      Deferred compensation                                                         (1,864)           (2,563)
      Notes receivable from stockholders                                              (123)             (338)
      Cumulative translation adjustment                                                  5                46
                                                                              ------------      ------------
Total stockholders' equity                                                         116,692           113,750
                                                                              ------------      ------------
                                                                              $    149,895      $    153,458
                                                                              ============      ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)



                                             THREE MONTHS ENDED JULY 31,                        SIX MONTHS ENDED JULY 31,
                                           2002                      2001                    2002                    2001

Revenue                                $    15,415               $     9,382             $    29,220             $    17,892
Cost of revenue(1)                             984                       537                   1,821                   1,066
                                       -----------               -----------             -----------             -----------

           Gross profit                     14,431                     8,845                  27,399                  16,826

Operating expenses:
   Research and development(1)               3,745                     3,719                   7,184                   7,359
   Selling and marketing(1)                  7,860                     6,622                  15,263                  13,143
   General and administrative(1)             1,776                     1,677                   3,601                   3,290
   Amortization of intangibles                  81                        --                     162                      --
   Stock-based compensation                    349                       184                     700                     368
                                       -----------               -----------             -----------             -----------

Total operating expenses                    13,811                    12,202                  26,910                  24,160
                                       -----------               -----------             -----------             -----------
   Operating income (loss)                     620                    (3,357)                    489                  (7,334)
   Interest income                             417                       235                     830                     604
                                       -----------               -----------             -----------             -----------
           Net income (loss)           $     1,037               $    (3,122)            $     1,319             $    (6,730)
                                       ===========               ===========             ===========             ===========

Net income (loss) per share (Note 7):
   Basic                               $      0.06               $     (0.23)            $      0.08             $     (0.50)
                                       ===========               ===========             ===========             ===========
   Basic weighted average
     common shares outstanding          17,541,838                13,547,443              17,557,773              13,372,150
                                       ===========               ===========             ===========             ===========

   Diluted                             $      0.06               $     (0.23)            $      0.07             $     (0.50)
                                       ===========               ===========             ===========             ===========
   Diluted weighted average
    common shares outstanding           17,882,479                13,547,443              18,156,642              13,372,150
                                       ===========               ===========             ===========             ===========


(1)      The following summarizes the departmental allocation of the stock-based compensation

Cost of revenue                        $         1               $         1             $         2             $         2
Research and development                        90                        26                     180                      52
Selling and marketing                          176                        82                     352                     164
General and administrative                      82                        75                     166                     150
                                       -----------               -----------             -----------             -----------
                                       $       349               $       184             $       700              $      368
                                       ===========               ===========             ===========              ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                    SIX MONTHS ENDED JULY 31,
                                                                             2002                 2001

Cash flows from operating activities:
   Net income (loss)                                                            $   1,319       $  (6,730)
   Adjustments to reconcile net income (loss) to net cash used in operating activities -
      Stock-based compensation                                                        700             368
      Depreciation and amortization                                                   713             396
      Amortization of intangibles                                                     163              --
      Changes in current assets and liabilities -
        Accounts receivable                                                         1,095           4,194
        Prepaid expenses and other current assets                                  (1,701)         (1,561)
        Other assets                                                                   16              --
        Accounts payable                                                            1,128           1,587
        Accrued expenses                                                           (5,820)           (534)
        Deferred revenue                                                           (2,206)         (1,708)
                                                                                ---------       ---------

           Net cash used in operating activities                                   (4,593)         (3,988)
                                                                                ---------       ---------
Cash flows from investing activities:
   Purchases of property and equipment                                             (3,107)         (1,027)
   Purchases of investments                                                       (11,398)        (11,120)
   Maturity of investments                                                         16,140          13,694
   Merger related costs and other                                                    (669)             --
                                                                                ---------       ---------

           Net cash provided by investing activities                                  966           1,547
                                                                                ---------       ---------

Cash flows from financing activities:
   Issuance of common stock, net of issuance costs                                     --          71,977
   Proceeds from exercise of stock options and employee stock
    purchase plan                                                                     750             778
   Payment on notes receivable                                                        214               1
                                                                                ---------       ---------

           Net cash provided by financing activities                                  964          72,756
                                                                                ---------       ---------

Effect of exchange rate changes on cash and cash equivalents                           65              (3)
                                                                                ---------       ---------

Net increase (decrease) in cash and cash equivalents                               (2,598)         70,312

Cash and cash equivalents, beginning of period                                     25,185          12,547
                                                                                ---------       ---------

Cash and cash equivalents, end of period                                        $  22,587       $  82,859
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

2.   BASIS OF PRESENTATION

     The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2002, the results of its operations for the three and six months ended July 31, 2002 and 2001 and its cash flows for the six months ended July 31, 2002 and 2001. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3.   CASH, CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2002 and January 31, 2002, cash equivalents consisted mainly of commercial paper, short term notes and money market funds. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. At July 31, 2002, the Company's investments consisted of held-to-maturity securities that are investments in short-term notes which had an average maturity of 201 days. The investments in short-term notes are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

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

     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multiyear license agreements are billed generally on the anniversary date of the agreement and recognized in the manner described above or, if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the number of courses that a customer has access to is not clearly defined and / or is not yet available or selected at the inception of the contract. This occurs if the customer: does not initially specify the entire set of licensed courses, is given exchange privileges that are exercisable other than on the contract anniversaries, or licenses all courses currently available and to be developed during a particular term. In some circumstances, the Company offers payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to its customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

     The Company also derives revenue from extranet hosting/application service provider (ASP) services and online mentoring services. Revenue related to extranet hosting/ASP services and online mentoring services is recognized on a straight line basis over the period in which the services are provided. For the three and six months ended July 31, 2002 and the three and six months ended July 31, 2001, the Company recognized approximately $1,055,000, $1,995,000, $429,000 and $769,000 of service revenue, respectively. For multi-element agreements where the Company provides these services, vendor specific objective evidence exists to allocate the total fee to the elements of the agreement.

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

     Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment. In addition, deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period, which totaled approximately $11,467,000 and $12,232,000 at July 31, 2002 and January 31, 2002,
respectively.

5.   GOODWILL AND INTANGIBLE ASSETS

     On February 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. The non-amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company's goodwill and intangible assets relate solely to its acquisition of Books24x7.com on December 28, 2001, which was accounted for in accordance with the non-amortization provisions of SFAS 142. Therefore, there is no impact on the comparability of the accompanying condensed consolidated statements of operations as a result of discontinuing the amortization of goodwill.

Goodwill and intangible assets are as follows:


                                                July 31, 2002                       January 31, 2002
                                      Gross                        Net      Gross                       Net
                                    Carrying      Accumulated   Carrying   Carrying    Accumulated    Carrying
                                     Amount      Amortization    Amount     Amount     Amortization    Amount

                                                             (Dollars in thousands)
Internally developed software          $ 600        $   117     $   483     $   600        $17        $   583
Customer contracts                       500             73         427         500         10            490
Trademarks and trade name                900                        900         900                       900
                                   ---------        -------     -------     -------        ---        -------
                                       2,000            190       1,810       2,000         27          1,973
Goodwill                              46,870                     46,870      46,728                    46,728
                                   ---------        -------     -------     -------        ---        -------
                                     $48,870           $190     $48,680     $48,728        $27        $48,701
                                   =========        =======     =======     =======        ===        =======


A reconciliation of the net carrying amount of intangible assets as of January 31, 2002 and July 31, 2002 is as follows:

                                     Net Carrying
                                        Amount
                                    (in thousands)

Balance at January 31, 2002            $48,701
Adjustment to goodwill                     142
Amortization expense                      (163)
                                       -------
Balance at July 31, 2002               $48,680
                                       =======

Amortization expense for the six months ended July 31, 2002 and the fiscal year ended January 31, 2002 is as follows:

                                  Six Months Ended   Fiscal Year Ended
                                    July 31, 2002     January 31, 2002
                                          (Dollars in thousands)

Internally developed software           $100               $17
Customer contracts                        63                10
                                        ----               ---
                                        $163               $27
                                        ====               ===

Amortization expense for the next five fiscal years is expected to be as follows: (in thousands):

Fiscal Year                Amortization
                              Expense

    2003                       $325
    2004                        325
    2005                        308
    2006                        115
    2007                         --



6.   COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The translation adjustment is the only element of comprehensive income (loss) incurred by the Company other than net income
(loss). The components of comprehensive income (loss) for the three and six months ended July 31, 2002 and 2001 are as follows:


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JULY 31,                           JULY 31,
                                                   2002                2001             2002               2001
Comprehensive income (loss):
      Net income (loss)                          $  1,037           $  (3,122)        $  1,319           $ (6,730)

      Other comprehensive (loss) -
           Foreign currency adjustment                (12)                 (4)             (44)                (7)
                                                 ---------          ----------        --------           --------

             Comprehensive income (loss)         $  1,025           $  (3,126)        $  1,275           $ (6,737)
                                                 ========           ==========        ========           ========

7.   NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per common share was computed by giving effect to all dilutive potential common shares outstanding. Basic and diluted net loss per share for the three and six months ended July 31, 2001 are the same, as outstanding common stock options and unvested restricted stock are antidilutive because the Company has recorded a net loss for the period. The calculation of basic net income (loss) per share and diluted net income (loss) per share is as follows:

                                                          THREE MONTHS ENDED JULY 31,           SIX MONTHS ENDED JULY 31,
                                                           2002               2001                2002            2001

Net income applicable to common stock                   $    1,037         $   (3,122)         $    1,319      $   (6,730)
                                                        ==========         ==========          ==========      ===========

COMPUTATION OF BASIC NET INCOME (LOSS) PER
SHARE:

Weighted average common shares outstanding              17,541,838         13,547,443          17,557,773       13,372,150

Basic net income (loss) per share
                                                             $0.06         $    (0.23)         $     0.08      $     (0.50)
                                                        ==========         ==========          ==========      ===========
COMPUTATION OF DILUTED NET INCOME (LOSS)
PER SHARE:

Weighted average common shares outstanding              17,541,838         13,547,443          17,557,773       13,372,150


Effect of dilutive options and unvested
restricted stock outstanding                               340,641                 --             598,869               --
                                                        ----------         ----------          ----------      -----------

Weighted average common shares outstanding
as adjusted                                             17,882,479         13,547,443          18,156,642       13,372,150

Diluted net income (loss) per share
                                                        $     0.06         $    (0.23)         $     0.07      $     (0.50)
                                                        ==========         ==========          ==========      ===========


8.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

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

10.  COMMITMENTS AND CONTINGENCIES

     There have been no significant changes in the status of the outstanding litigation as reported in SkillSoft's Annual Report on Form 10-K for the year ended January 31, 2002. The Company considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trade activities and related/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

11.  MERGER

     On June 10, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among the Company, SmartForce Public Limited Company, a public limited liability company organized under the laws of the Republic of Ireland ("SmartForce"), and Slate Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of SmartForce (the "Merger Sub"). Pursuant to the Merger Agreement, the Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly-owned subsidiary of SmartForce (the "Merger"). As a result of the Merger, each issued and outstanding share of Common Stock, par value $0.001 per share, of the Company (the "Company Common Stock") will be automatically converted into the right to receive 2.3674 (the "Exchange Ratio") validly issued, fully paid and nonassessable American Depository Shares of SmartForce ("SmartForce ADSs"). In addition, SmartForce will assume all options to purchase shares of the Company Common Stock outstanding as of the effective time of the Merger under the Company's existing stock option plans, excluding the Company's employee stock purchase plans, and each such option to purchase shares of the Company Common Stock will be or will later become exercisable for SmartForce ADSs rather than shares of the Company Common Stock, in a number adjusted to reflect the Exchange Ratio, and at an exercise price adjusted to reflect the Exchange Ratio. The Merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the Merger is subject to the approval of the stockholders of the Company and SmartForce and other customary closing conditions. The Company currently anticipates that the Merger will close in September 2002.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Any statement in this Quarterly Report on Form 10-Q about future expectations, plans and prospects for SkillSoft, including statements containing the words "believes," "anticipates," "plans," "expects," "will" and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth in this Item 2 under the heading "Future Operating Results". You should also refer to the "Risk Factors" section of our Joint Proxy Statement/Prospectus dated August 5, 2002 for a description of the risks associated with our pending merger with SmartForce.

     The following discussion and analysis of the financial condition and results of operations of SkillSoft should be read in conjunction with SkillSoft's financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

     We commenced operations in January 1998, and until March 1999, devoted substantially all of our efforts to product development, establishing a course content developer and supplier base, and building a direct sales and support organization in the United States and a business application and network infrastructure to support future growth. Since March 1999, we have devoted substantial resources to sales and marketing activities as well as to continued product development. We incurred losses in every fiscal quarter from our inception through the fiscal quarter ended October 31, 2001. We have recorded net income in each subsequent fiscal quarter through the fiscal quarter ended July 31, 2002.

     We derive revenue primarily from license agreements under which customers license our products for periods of one, two or three years. The pricing for our courseware licenses varies based upon the number of course titles licensed by a customer, the number of users within the customer's organization and the length of the license agreement. For example, a customer would generally pay us approximately $122,000 per year for a three-year license for 25 courses for 5,000 users. Our license agreements typically permit customers to exchange courses, generally on the contract anniversary date. A referenceware license gives users access to the full library within one or more collections (ITPro, BusinessPro and OfficeEssentials) from our Books24x7.com Group. The pricing for our referenceware licenses varies based on the collections specified by the customer, the number of users within the customer's organization and the length of the license agreement. For example, a customer who purchases the ITPro collection for 100 users for 3 years would pay $177 per user. Customers may amend the license agreements, for an additional fee, to gain access to additional courses and/or to increase the size of the user base. We also derive revenue from hosting fees for clients that use our solutions on an Application Service Provider (ASP) basis. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

     The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multi-year license agreements are generally billed on the anniversary date of the agreement and recognized in the manner described above, or if the customer exchanges courses at the renewal date, upon delivery of the exchanged courses. Revenue is recognized ratably over the license period if the number of courses that a customer has access to is not clearly defined and/or is not yet available or selected at the inception of the contract. This occurs if the customer: does not initially specify the entire set of licensed courses, is given exchange privileges that are exercisable other than on the contract anniversaries, or licenses all courses currently available and to be developed during a particular term. This license approach results in the building of backlog of future revenue streams. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied. We also derive revenue from extranet hosting/ASP services and online mentoring services. Revenue related to extranet hosting/ASP services and online mentoring services is recognized on a straight-line basis over the period in which the services are provided.

     Our backlog at any given time represents the amount of license fees which are due to us within the following 12 months under existing license agreements but which have not yet been recognized as revenue. This amount is comprised of license fees attributable to (1) licensed courses/referenceware that have not been selected by and delivered to the customer, (2) special terms, including exchange privileges and extended payment terms, as part of the non-cancelable license agreement, and (3) revenue to be recognized for non-cancelable license agreements that are renewing during the twelve-months ending July 31, 2003. Our backlog can vary based upon a number of factors, including the timing of the execution of new license agreements, the timing of product deliveries and the length of our license agreements.

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

     Please see the "Critical Accounting Policies" section under Item 7 of our Annual Report of Form 10-K for the fiscal year ended January 31, 2002 for a discussion of our accounting policies that involve the most significant judgments and estimates by management.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2002 VERSUS THREE MONTHS ENDED JULY 31, 2001

     Revenue increased $6.0 million, or 64%, to $15.4 million in the three months ended July 31, 2002 from $9.4 million in the three months ended July 31, 2001. This increase was due primarily to new customers and to a lesser extent, to increased revenue from existing customers. Our standard pricing matrix increased 15% on May 1, 2001. This increase had a nominal effect on revenue in the three months ended July 31, 2002 when compared to the impact of new customers.

     Cost of revenue increased $447,000, or 83%, to $984,000 in the three months ended July 31, 2002 from $537,000 in the three months ended July 31, 2001 due to our increased revenue, increased costs of supporting our hosting business and royalty fees associated with our Referenceware product line. Cost of revenue as a percentage of total revenue remained at 6% in both the three months ended July 31, 2002 and the three months ended July 31, 2001.

     Research and development expenses did not increase materially in the three months ended July 31, 2002 from $3.7 million in the three months ended July 31, 2001. Research and development expenses as a percentage of total revenue decreased to 24% in the three months ended July 31, 2002 from 40% in the three months ended July 31, 2001. We expect research and development expenses to continue to increase in absolute dollars and potentially as a percentage of revenue, although we believe our outsourcing strategy provides us significant flexibility to control these expenditures.

     Selling and marketing expenses increased $1.2 million, or 19%, to $7.8 million in the three months ended July 31, 2002 from $6.6 million in the three months ended July 31, 2001. Selling and marketing expenses as a percentage of total revenue decreased to 51% in the three months ended July 31, 2002 from 70% in the three months ended July 31, 2001. Selling and marketing expenses increased due to increased personnel and commission costs. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses in absolute dollars to continue to increase.

     General and administrative expenses increased approximately $99,000, or 6%, to $1.8 million in the three months ended July 31, 2002 from $1.7 million in the three months ended July 31, 2001. General and administrative expenses as a percentage of total revenue decreased to 12% in the three months ended July 31, 2002 from 18% in the three months ended July 31, 2001. General and administrative expenses increased primarily due to increased personnel expenses and litigation. We anticipate that general and administrative expenses will continue to increase in absolute dollars due to increases in litigation, public company costs and additional personnel.

Amortization of intangible assets was approximately $81,000 for the three months ended July 31, 2002. Intangible assets being amortized are internally developed software and customer contracts of an acquired company.

     Stock-based compensation expense increased $165,000 or 90%, to $349,000 in the three months ended July 31, 2002 from $184,000 in the three months ended July 31, 2001. The increase reflects additional deferred compensation expense as a result of the Books 24x7.com, Inc. acquisition in December 2001. The expense was primarily the result of amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock. The stock options granted at exercise prices below fair market value of the stock were granted by SkillSoft prior to our initial public offering and for Books24x7.com, prior to our acquisition in December 2001.

     Interest income increased $182,000 to $417,000 in the three months ended July 31, 2002 from $235,000 in the three months ended July 31, 2001. This increase was primarily due to higher cash and investment balances.

SIX MONTHS ENDED JULY 31, 2002 VERSUS SIX MONTHS ENDED JULY 31, 2001

     Revenue increased $11.3 million, or 63%, to $29.2 million in the six months ended July 31, 2002 from $17.9 million in the six months ended July 31, 2001. This increase was due primarily to new customers and to a lesser extent, to increased revenue from existing customers. Our standard pricing matrix increased 15% on May 1, 2001. This increase had a nominal effect on revenue in the six months ended July 31, 2002 when compared to the impact of new customers.

     Cost of revenue increased $755,000, or 71%, to $1.8 million in the six months ended July 31, 2002 from $1.1 million in the six months ended July 31, 2001 due to our increased revenue, increased costs of supporting our hosting business and royalty fees associated with our Referenceware product line. Cost of revenue as a percentage of total revenue remained at 6% in both the six months ended July 31, 2002 and the six months ended July 31, 2001.

     Research and development expenses decreased $175,000, or 2%, to $7.2 million in the six months ended July 31, 2002 from $7.4 million in the six months ended July 31, 2001. Research and development expenses as a percentage of total revenue decreased to 25% in the six months ended July 31, 2002 from 41% in the six months ended July 31, 2001. Research and development expenses were lower in the April 30, 2002 quarter than in the corresponding quarter of the prior year, but were higher in the July 31, 2002 quarter than the prior year quarter. We do not anticipate any future decreases.

     Selling and marketing expenses increased $2.1 million, or 16%, to $15.2 million in the six months ended July 31, 2002 from $13.1 million in the six months ended July 31, 2001. Selling and marketing expenses as a percentage of total revenue decreased to 52% in the six months ended July 31, 2002 from 73% in the six months ended July 31, 2001. Selling and marketing expenses increased due to increased personnel and commission costs.

     General and administrative expenses increased approximately $311,000, or 9%, to $3.6 million in the six months ended July 31, 2002 from $3.3 million in the six months ended July 31, 2001. General and administrative expenses as a percentage of total revenue decreased to 12% in the six months ended July 31, 2002 from 18% in the six months ended July 31, 2001. General and administrative expenses increased primarily due to increased personnel expenses and litigation.

Amortization of intangible assets was approximately $163,000 for the six months ended July 31, 2002. Intangible assets being amortized are internally developed software and customer contracts of an acquired company.

     Stock-based compensation expense increased $332,000 or 90%, to $700,000 in the six months ended July 31, 2002 from $368,000 in the six months ended July 31, 2001. The increase reflects additional deferred compensation expense as a result of the Books 24x7.com, Inc. acquisition in December 2001. The expense was primarily the result of amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock . The stock options granted at exercise prices below fair market value of the stock were granted by SkillSoft prior to our initial public offering and for Books24x7.com, prior to our acquisition in December 2001.

     Interest income increased $226,000 to $830,000 in the six months ended July 31, 2002 from $604,000 in the six months ended July 31, 2001. This increase was primarily due to higher cash and investment balances.

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

     As of July 31, 2002, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $75.4 million.

     Net cash used in operating activities was $4.6 million for the six months ended July 31, 2002, which resulted primarily from an increase in prepaid expenses of $1.7 million, a decrease in accrued expenses of $5.8 million and a decrease in deferred revenue of $2.2 million. These charges were partially offset by a decrease in accounts receivable of $1.1 million, amortizations of approximately $1.6 million, an increase in accounts payable of $1.1 million and net income of $1.3 million.

    Our primary investing activities during the six months ended July 31, 2002 were purchases of property and equipment and maturation and purchases of investments. Property and equipment purchases for the six months ended July 31, 2002 and 2001 were approximately $3.1 million and $1.0 million, respectively. Maturation of investments, net of purchases, generated a net cash inflow of approximately $4.7 million in the six months ended July 31, 2002 compared to a net cash inflow of approximately $2.6 million in the six months ended July 31, 2001.

     Cash provided by financing activities was approximately $1.0 million and $72.8 million for the six months ended July 31, 2002 and 2001, respectively. For the six months ended July 31, 2002, this consisted of $0.8 million from the exercise of stock options and purchases under our employee stock purchase plan and $0.2 million from the repayment of notes receivable from stockholders. For the six months ended July 31, 2001, this consisted of the net proceeds from the sale of common stock in the secondary offering of approximately $72.0 million and $0.8 million from the exercise of stock options.

     Working capital was approximately $62.5 million and $48.7 million as of July 31, 2002 and January 31, 2002, respectively. Total assets were approximately $149.9 million and $153.4 million as of July 31, 2002 and January 31, 2002, respectively. The increase in working capital was predominantly the result of a reclassification of long term investments to short term investments.

     We expect to continue to experience significant growth in capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue and prepaid expenses. We expect that the principal sources of funding for our operating expenses, capital expenditures and other liquidity needs will be a combination of our available cash equivalents and marketable securities (which totaled $75.4 million as of July 31, 2002) and funds generated from operations. We believe that our current funds will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon the successful execution of our business plan and worldwide economic conditions. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.



FUTURE OPERATING RESULTS

WE HAVE ONLY RECENTLY ACHIEVED PROFITABILITY, AND WE MAY NOT BE ABLE TO SUSTAIN THIS IN THE FUTURE, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

     We have incurred losses in every fiscal quarter from our inception in January 1998 through the fiscal quarter ended October 31, 2001. We have recorded net income in each subsequent fiscal quarter thereafter, through the fiscal quarter ended July 31, 2002. We expect to continue to incur significant expenses, particularly in sales and marketing, in an effort to develop our business. As a result, we will need to generate significant revenue to maintain profitability. Moreover, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.


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

     Our failure to properly manage our recent and anticipated growth could have a material adverse effect on the quality of our products, our ability to retain key personnel and the efficiency of our operations, any of which could have a material adverse effect on our business and financial performance. From February 1, 2001 to January 31, 2002, the number of our employees increased from 234 to 314, including 58 employees added as a result of our December 2001 acquisition of Books24x7.com. In addition, as a result of the Books24x7.com acquisition, we now operate out of two distinct locations - the SkillSoft organization is located in Nashua, New Hampshire and the Books24x7.com Group operates out of a facility in Norwood, Massachusetts - which may make it more difficult to integrate and manage the Books24x7.com Group. This growth has strained, and our future growth may continue to strain, our management, operational systems and other resources. To manage our growth effectively, we must be able to maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We may be unable to do so.

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

     As of July 31, 2002, SkillSoft does not use derivative financial instruments.

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

ITEM 4. - CONTROLS AND PROCEDURES

     Not applicable.

                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

     On May 31, 2002, IP Learn, LLC ("IP Learn") served SkillSoft with a complaint alleging that SkillSoft is infringing several of IP Learn's United States patents. The complaint seeks both monetary damages and injunctive relief. The complaint has been filed with the United States District Court for the Northern District of California. SkillSoft is not yet able to assess the merits of this lawsuit. However, based upon information currently available, management does not anticipate this suit will have a material impact on SkillSoft's business or operating results.

     Please refer to our Annual Report on Form 10-K for a description of litigation pending against us.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Our Annual Meeting of Stockholders was held on June 13, 2002. The following proposals were adopted by the vote specified below:


         Proposal                                       For              Against          Abstain           Broker Non-votes
         To elect two Class III directors to
         serve Until the 2003 Annual Meeting
         of Stockholders:

         James Adkisson                              15,253,591            N.A.             N.A.                  N.A.
         John J. Neuhauser                           15,252,435            N.A.             N.A.                  N.A.

         To approve an amendment to Skillsoft's
         2001 Stock Incentive Plan                    9,281,341       5,605,373           17,890               510,788

         C. Samantha Chen, William T. Coleman, Stewart K.P. Gross and Charles E. Moran continued in office as
         Directors following the Annual Meeting.


ITEM 5. - OTHER INFORMATION.

     Not applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

     (A) Exhibits

         Not applicable.

     (B) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated June 10, 2002 that reported under Item 5 the Company's execution of an Agreement and Plan of Merger with SmartForce Public Limited and Slate Acquisition Corp., a wholly-owned subsidiary of SmartForce.

     The Company filed a Current Report on Form 8-K dated June 25, 2002 that reported under Item 4 the Company's dismissal of Arthur Andersen LLP as the Company's independent accountants and engagement of Ernst & Young LLP as the Company's independent accountants.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SKILLSOFT CORPORATION
                                           (Registrant)

                                           By: /s/ Thomas J. Mcdonald
                                               ---------------------------------
                                               Thomas J. McDonald,
                                               Chief Financial Officer

Date:  September 5, 2002


      CERTIFICATIONS

      I, CHARLES E. MORAN, CERTIFY THAT:

1.       I have reviewed this quarterly report on Form 10-Q of SkillSoft
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 5, 2002                   /s/ Charles E. Moran
                                          --------------------------------------
                                          Charles E. Moran
                                          President and Chief Executive Officer
                                          (principal executive officer)


      I, THOMAS J. MCDONALD, CERTIFY THAT:

1.       I have reviewed this quarterly report on Form 10-Q of SkillSoft
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 5, 2002                    /s/ Thomas J. McDonald
                                           -------------------------------------
                                           Thomas J. McDonald
                                           Chief Financial Officer
                                           (principal financial officer)